Form 10-K
period 2020-12-31
AUDDIA INC.
filed 2021-03-31
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ AnNUAL REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transaction period from _____________ to _____________

Commission File No. 001-40071

AUDDIA INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-425218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5755 Central Ave., Suite C Boulder, Colorado	80301
Address of Principal Executive Offices	Zip Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.001 per share	AUUD	The Nasdaq Stock Market

Warrants, each exercisable for one share of Common Stock	AUUDW	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

                                       N/A

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the common stock of the registrant was not listed on any securities exchange or quoted on any automated quotation system. Accordingly, the aggregate market value of the registrant’s common stock held by non-affiliates cannot be calculated as of such date. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $24.8 million as of March 25, 2021 (based on the closing sale price of $3.12 as quoted by the Nasdaq Stock Market as of such date).

As of March 25, 2021, 11,291,829 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

AUDDIA INC.

2020 ANNUAL REPORT ON FORM 10-K

i

Unless we state otherwise or the context otherwise requires, the terms “Auddia,” “we,” “us,” “our” and the “Company” refer to Auddia Inc., a Delaware corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	the impact of the novel coronavirus (COVID-19) pandemic on our business, results of operations, cash flows, financial condition and liquidity;
•	the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months and our need to raise additional capital;
•	our ability to generate revenue from new software services;
•	our limited operating history;
•	our ability to maintain proper and effective internal financial controls;
•	our ability to continue to operate as a going concern;
•	changes in laws, government regulations and policies and interpretations thereof;
•	our ability to obtain and maintain protection for our intellectual property;
•	the risk of errors, failures or bugs in our platform or products;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to manage our rapid growth and organizational change effectively;
•	the possibility of security vulnerabilities, cyberattacks and network disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions;
•	our compliance with data privacy laws and regulations;
•	our ability to develop and maintain our brand cost-effectively; and
•	the other factors set forth in Part I, Item 1A, “Risk Factors” of this Form 10-K.

These forward-looking statements speak only as of the date of this Form 10-K and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

ii

PART I

Item 1.	Business

Overview of Auddia

Auddia is a technology company headquartered in Boulder, CO that is reinventing how consumers engage with audio through the development of a proprietary AI platform for audio and innovative technologies for podcasts. Auddia is leveraging these technologies to bring to market two industry first apps, Auddia and Vodacast.

Auddia gives consumers the opportunity to listen to any AM/FM radio station with no commercials while personalizing the listening experience through skips, the insertion of on-demand content and the programming of audio routines to customize listening sessions such as a daily commute. The Auddia app represents the first time consumers can access the local content uniquely provided by radio in the commercial free and personalized manner many consumers have come to demand for media consumption.

Vodacast is a podcasting app that provides an interactive digital feed to supplement podcast audio with additional content to tell deeper stories and give podcasters access to digital revenue for the first time. Vodacast is also introducing a new payments platform that allows consumers to make on-demand micropayments to enjoy any podcast episode commercial free, without needing to be a subscriber.

Both of Auddia’s offerings address large and rapidly growing audiences.

The Company has developed its AI platform on top of Google’s TensorFlow open source library that is being “taught” to know the difference between all types of audio content on the radio. For instance, the platform recognizes the difference between a commercial and a song and is learning the differences between all other content to include weather reports, traffic, news, sports, DJ conversation, etc. Not only does the technology learn the differences between the various types of audio segments, it also identifies the beginning and end of each piece of content.

The Company is leveraging this technology platform to bring to market a premium AM/FM radio listening experience through the Auddia App. The Auddia App is intended to be downloaded by consumers who will pay a subscription fee in order to listen to any streaming AM/FM radio station without commercials. Advanced features will allow consumers to skip any content heard on the station, request audio content on-demand, and program an audio routine. We believe the Auddia App represents a significant differentiated audio streaming product that will be the first to come to market since the emergence of popular streaming music apps such as Pandora, Spotify, Apple Music, Amazon Music, etc. We believe that the most significant point of differentiation is that in addition to music, the Auddia App is intended to deliver non-music content that includes local sports, news, weather, traffic and the discovery of new music. Radio is the dominant audio platform for local content and new music discovery.

The Company commissioned research to establish subscription pricing in accordance with an industry standard pricing analysis. Results of the research, which included nearly 2,000 responses, suggested $12/month as the optimal price to maximize revenue and indicated that 29% of respondents were at least likely to subscribe to the product. The majority of respondents who self-identified as being listeners to paid services such as SiriusXM and streaming music providers indicated a likely intent to purchase. We believe this implies a preference for the local content inherent in AM/FM broadcasting.

The Company is currently finalizing development and testing of the minimally viable product (“MVP”) version of the Auddia App and expects to initiate the first consumer pilots in the second quarter of 2021 with a full commercial launch to follow later in 2021.

The Company has also developed a new podcasting platform called Vodacast. The platform is unique in that it is designed to add new monetization channels for podcasters while delivering a superior content experience for listeners. Vodacast leverages technologies and proven product concepts from the Company’s previously developed and deployed platform to deliver on these objectives for the radio industry.

With podcasting growing and predicted to grow at a rapid rate, Vodacast was conceptualized to fill a void in this emerging audio media space. Vodacast aims to be the preferred podcasting solution for podcasters by offering a platform that allows podcasters to deliver digital content feeds that match the audio of their podcast episodes, and by enabling podcasters to make additional revenue from new digital advertising channels; subscription channels; on-demand fees for exclusive content; and through direct donations from their listeners. Today, podcasters do not have a preference as to where their listeners access their episodes, as virtually all listening options (mobile apps and web players) deliver only their podcast audio. By creating a platform on which they can make net new and higher margin revenue, we believe that podcasters will promote Vodcast to their listeners, thus creating a powerful, organic marketing dynamic.

A primary feature of the Vodacast platform is a synchronized digital feed that listeners can view and interact with and which accompanies each episode. Podcasters and their digital teams will be able to build these interactive feeds using The Vodacast Hub, a content management system that also serves as a tool to plan and manage a podcast episode. The digital feed activates a new digital ad channel that turns every audio ad into a direct-response digital ad, increasing the effectiveness and value of their established audio ad model. The feed also presents a richer listening experience, as any element of a podcast episode can be supplemented with images, videos, text copy and web links. This feed appears fully synchronized in the Vodacast mobile app, and it can also be hosted and accessed independently (e.g., through any browser), making the content feed universally distributable.

Vodacast will also introduce an industry first multi-channel, highly flexible set of revenue channels that podcasters can activate in combination to allow listeners to choose how they want to consume and pay for content. “Flex Revenue” allows podcasters to continue to run their standard audio ad model and complement those ads with direct-response enabled digital ads in each episode content feed, but it will also activate subscriptions, on-demand fees for content (e.g., listen without audio ads for a micro payment fee) and direct donations from listeners. Using these channels in combination, podcasters can maximize revenue generation and exercise higher margin monetization models, beyond basic audio advertising.

Vodacast mobile apps are available today through the iOS and Android app stores.

History of Auddia

The Company was originally formed in 2012 as Clip Interactive, LLC to provide the broadcast radio industry with digital consumer products (mobile apps and web applications) that increased radio listener engagement and generated new revenue for radio stations from digital ads synchronized to the audio ad. In late 2017 the Company recognized a need to provide the radio industry with a new capability that would allow for a more efficient business model, similar to the subscription models that had emerged for music and video through companies like Apple, Spotify, SiriusXM and NetFlix. The Company began to conceptualize what would become Auddia, a commercial-free subscription platform for broadcasters and radio listeners.

Management of the Company commenced evaluating essential aspects of the opportunity such as technical feasibility, consumer viability, basic economics, intellectual property matters and basic legality. The Company’s Executive Chairman, Chief Executive Officer and Chief Technology Officer all have experience in performing similar assessments for consumer facing products in various industries, including elections, gaming, secure document processing, and digital advertising. Further, our Executive Chairman has extensive experience developing strategy and determining business viability of products in the several previous companies that he founded.

Management’s assessment also included metrics from subscription platforms for broadcast audio content, which show that consumers are willing to pay a subscription fee for commercial-free audio content. For example, SiriusXM, Inc. offers a service that demonstrates the viability of a commercial-free broadcast audio product that is purchased by consumers, in their case, for an average $13 (estimated) per month. SiriusXM has 34.9 million subscribers (end of 2019) at this average price point. SiriusXM does not offer the local content and personalities that local broadcast radio exclusively delivers.

In early 2018 and over the period of next year, management analyzed and assessed the commercial viability of the proposed Auddia platform to determine whether a subscription-based commercial free radio service would generate consumer interest. This assessment was based upon: (a) the Company’ experience in having developed, deployed and operated over 580 mobile apps for broadcast radio companies over the last seven years; (b) discussions of the Auddia concept with radio industry leaders, most of whom were our current or previous customers; (c) discussions with radio industry analysts; and (d) research into the state of broadcast and subscription radio industries. As part of the management assessment, in January of 2019, we commenced discussions with a Harris Insights and Analytics, LLC (“Harris”), to assist management in gauging consumer response to our planned service, and in March of 2019 we commissioned Harris to conduct a survey. The results of that survey, when integrated with our internally developed analysis, supported our conclusion of consumer interest and viability of the product. Harris asked consumers to answer a variety of questions exploring their interest in such a service; how much they would be willing to pay; and several other related topics. Our interpretation of the results of the survey, also supported our assessment that consumers will continue to listen to local radio channels, and they are willing to pay a monthly subscription fee to avoid commercials.

Based upon management’s analysis, the above discussions, and industry research, the Company concluded that a subscription product for local radio’s audio content, where commercials are removed, was of great interest to the radio broadcast industry. Further, the Company also concluded that consumers would be interested in subscribing to commercial free local audio content that only local radio produces and broadcasts, and that Auddia would have commercial viability.

The Company’s Vodcast platform was conceptualized during this transition period described above, when management recognized the opportunity to leverage previously developed technology and mobile app capabilities to provide products to podcasters and podcast listeners in the burgeoning podcasting space. Having provided interactive digital content feeds for radio stations for several years, a similar product for podcasting was explored. The Company presented a product concept to podcasters and podcaster “rep firms” and sufficient interest from those explorations warranted the development of a minimally viable mobile app product, branded Vodacast. Eventually, with further support and interest from prospect podcasters and listeners, the product was expanded to include both iOS and Android mobile apps and the development of the Vodcast Hub, which is the platform’s content management system.

The Company is poised to execute early, small-scale marketing trials in which podcasters will promote the Vodcast mobile app to their listeners via the audio of their podcast episodes. The incentive for podcasters to promote Vodacast comes from the monetization features that are inherent on the platform, where podcasters understand that a “download” or unique listening session generates more revenue for podcasters when it occurs on the Vodcast mobile app. The expectation is that listeners will convert at sufficiently high rates to justify wide scale launch and broad promotion by podcasters.

Overview of the Evolving Audio Ecosystem and the Positioning of AM/FM Broadcast Radio

We believe that audio as a medium is experiencing a renaissance as advanced artificial intelligence capabilities such as voice recognition are ushering in an era where voice is becoming the most efficient interface to interact with audio and video content. Historically, audio has been a passive medium where content is selected by a professional program director and delivered to large audiences who have no choice in personalizing the delivered content. But audio is now transitioning to an active medium where consumers can interact with streaming content through advanced algorithms and feedback mechanisms that include skipping content, providing thumbs up and thumbs down input, sharing content socially, creating playlists, following other playlists and customizing the programming of content routines for specific parts of the day through smart speakers like Alexa (e.g., providing a morning routine). Advanced artificial intelligence capabilities are facilitating these new capabilities and accelerating the trend towards consumer consumption of on-demand personalized content. To support this trend, audio content needs to be understood, indexed, stored and made retrievable through search methods so it can be provided to consumers when they ask for particular content.

Broadcast radio remains the dominant force in audio. The 2018 Share of Ear Study shows broadcast radio with a 46% share of listening and the next most popular form of listening being streaming audio at 14%. Although AM/FM radio continues to dominate audio listening, streaming audio is the fastest growing segment according to Share of Ear studies going back to 2014. We believe streaming audio will continue to grow as on-demand content in the form of streaming music podcasting, short-form audio and other emerging formats of audio content become more prevalent and artificial intelligence technologies facilitate the introduction of new and improved listening experiences. As streaming audio has demonstrated its growth trajectory, AM/FM radio has responded by streaming their radio stations but with, we believe, very little success in comparison to the streaming music players as measured by consumer listening.

Most common streaming platforms in the U.S. offer a paid subscription model to eliminate or reduce advertisements during the listening experience. With very few exceptions, AM/FM radio has not adopted this model to date. Most AM/FM streams are simulcasts of the on-air station and carry the same advertisement load as the on-air product. In 2018, the average advertisement load was 16.1 minutes per hour. This means that if these 16.1 minutes were filled with the common 30-second spot, this would equate to 32 advertisements per hour. Given that the free ad-supported tiers of the music streaming services commonly limit ads to 4 per hour, a streaming service with 32 audio ads per hour is more disruptive to the content listening experience. We believe the combination of AM/FM radio’s advertisement load and the inability for listeners to skip content or request on-demand content in an AM/FM radio stream is the main reason broadcast radio is not gaining ground in the audio streaming market relative to the other music players.

The Company believes the Auddia App will give subscribers the technology solution they need to enjoy the local content presented by AM/FM radio while not only avoiding the interruption of 16.1 minutes of ads per hour, but also personalizing the listening experience with skips and on-demand content. We believe the Auddia App represents the consumer product broadcast radio needs to maintain or expand the lead it currently enjoys from a time spent listening perspective.

Overview of Podcasting in the Audio Ecosystem

Another area of significant change within the broader audio ecosystem, we believe, is that podcasting is an emerging new type of audio media and that there are opportunities to develop new forms of content consumption, distribution, and monetization around this new form of audio media. With more than 100 million monthly listeners in the U.S., podcasting has exploded within a relatively short period of time. Yet the core offering of a podcast is still very basic, including only audio content for the listener and leveraging audio advertising (embedded within the podcast episode content) as the primary and often exclusive mechanism for generating revenue. Like AM/FM radio, podcasting is ripe for disruption by third parties that bring new and expanded revenue models to the industry.

Additionally, we believe podcasting is still in its infancy and because of that, opportunities exist to improve the overall media creation and consumption experience for podcasters and listeners alike, and that these improvements can create new channels of revenue for content creators. By leveraging more than six years of experience delivering synchronized digital content feeds for radio stations through their mobile apps and web players, the Company believes that basic podcasting audio, as a generic form of audio media, can be enhanced to provide a better content experience for listeners while providing a more robust platform on which podcasters as content creators can more effectively monetize their work.

Software Products and Services

The Auddia App

The Auddia App is our flagship product and is expected to generate the majority of the Company’s future revenue.

How the Auddia App Works

An Auddia subscriber will select a specific streaming radio station to record and be able to listen to that station without commercials. The Auddia App will record the station in real time and the App’s AI algorithm will identify the beginning and end of audio content segments as well as other content, including commercials. When the recorded station is played back by the Auddia App subscriber, the Auddia App will cover the commercial segments with other content such as additional music.

The Company is developing strategies and content relationships to access additional content sources to cover commercials and respond to skips across other content platforms such as sports, news, talk and weather. As the audio content ecosystem continues to expand, the Company believes Auddia will represent an attractive distribution platform for content providers. There is no guarantee the audio content ecosystem will continue to expand along its current trajectory or that the Company will be able to secure access to content in an economically advantageous manner, both of which would negatively impact the user experience within Auddia. The Company has not yet secured the rights from content providers to place any audio content into the Auddia platform in an on-demand use case.

The Auddia App is built on a proprietary artificial intelligence platform developed and owned by the Company and subject to one issued patent and additional patent applications that are pending.

Copyright Law

The Company does not believe it requires direct licensing with copyrighted, primarily music, content. This is because the Auddia App will not “play” any music. Rather, the Auddia App subscriber will choose the public URL of a radio station that is already paying the music industry or other content providers the statutory rate for radio set by the Copyright Review Board. As such, direct licensing with the music groups and other copyrighted content is not required.

The Auddia App’s architecture presents a built-in digital audio recorder (“DAR”) to take advantage of the “Fair Use” exemption to the copyright laws. The Fair Use doctrine was established by Sony Corp. of America v. Universal City Studios, Inc., 464 U.S. 417 (1984), also known as the “Betamax case”, is a decision by the Supreme Court of the United States which ruled that the making of individual copies of complete television shows by recording television content, for purposes of time shifting, does not constitute copyright infringement, but is “Fair Use”. The Court also ruled that the manufacturers of home video recording devices, such as Betamax or other Video Tape Recorders, cannot be liable for infringement. Auddia App’s DAR is analogous to how Digital Video Recording (“DVR”) technology leverages the Fair Use exemption to allow users to record broadcast television shows. With the Auddia App’s DAR, users are selecting radio stations to record and utilizing technology within the Auddia App to cover commercials with additional content. Case law further supporting the Fair Use exemption for DVR has been established through the case of Fox Broadcasting v. Dish Network L.L.C.,723 F.3d 1067 (9th Cir. 2013), where it was held that as to a direct copyright infringement claim, the record did not establish that the provider, rather than its customers, made copies of television programs for viewing. Further, the broadcaster did not establish a likelihood of success on its claim of secondary infringement because, although it established a prima facie case of direct infringement by customers, the television provider showed that it was likely to succeed on its affirmative defenses that the customers' copying was a “fair use". Although the personal use exemption has been consistently upheld by the Supreme Court, there is no guarantee the exemption will not be challenged.

Vodacast

Vodacast is an interactive podcasting platform (the “Vodacast App”) the Company is building that will allow podcasters to give their audiences an interactive audio experience. Podcast listeners will be able to see video and other digital content that correlates with the podcast audio and is presented to the listener as a digital feed within the Vodacast App. All content presented in the digital feed can be synched to the podcast audio content. This allows podcast listeners to visually experience and interact with audio content in podcasts.

Much of the core technology we use in Vodacast to create the feed of digital content synchronized to the audio content of the podcast is based on the core technology and product concepts the Company has used historically to provide synchronized digital feeds to over 580 radio stations. Additional technology needs to be built to fully develop the Vodacast user interface and distributed content management system.

Vodacast introduces a new digital revenue stream to podcasters, such as synchronized digital advertising while providing end users a new digital content channel that compliments the core audio channel of the podcast. Below are hypothetical screenshots for a generic Podcast. The image on the left is an example of a show feed while the image on the right is an example of an episode feed. Within the episode feed, digital ads can be placed to drive revenue.

Business Model and Customer Acquisition Strategy for Auddia and Vodacast

The Company has a seven-year plus history of working closely with the broadcast radio industry in the United States to help the industry adapt to both digital advertising and digital media technologies.

After the Company filed initial patent applications on the artificial intelligence technology for Auddia technology in January of 2018, we researched the value of the Auddia App and the importance of subscription revenue and interacted with several leading broadcasters. Based on these continuing interactions with numerous broadcast radio groups, the Company believes we will be able to utilize our existing relationships with broadcast radio to drive customer acquisition for the Auddia App.

Recently the Company announced its first broadcast radio partnership. Radio stations owned by broadcasters will be economically incentivized to promote the Auddia App to their listeners. We intend to leverage subscription revenue to compensate radio broadcasters for promotional support, their increased music streaming fees and access to their local content. We believe that if broadcasters can generate increased revenue from their content, they can decrease their on-air advertising load while increasing the price paid for each commercial, as the commercial is more likely to be heard by consumers in a less cluttered advertising environment. In addition, we intend to offer tiered subscriptions to the Auddia App where lower priced subscriptions allow a small number of advertisements. These advertisements can be targeted better than on-air ads and therefore can attract higher rates if there is a large enough audience to be targeted.

Our business model is based on creating a pool of subscription and advertising revenue across all streaming stations utilizing the Auddia platform. This subscription pool, less radio station advertising costs and increased music streaming fees, is expected to be shared with radio stations based on the time each listener spends listening to a station on the Auddia App. We believe this business model will result in broadcasters promoting the listening of their stations on the Auddia App, similar to how radio stations are currently using air time to promote the listening of their stations on Alexa and other smart speaker systems. The Company expects radio promotion will result in an efficient customer acquisition cost in comparison to other subscription audio services.

The Vodacast platform will be marketed to podcasters and podcasting companies with business-to-business strategies that focus on communicating the value propositions of the Vodacast platform. The potential to earn new, incremental revenue on the Vodacast platform, in addition to the other key value propositions of the platform, is expected to organically drive podcasters to promote the platform directly to their listeners. Direct-to-consumer marketing will be done in partnership with podcasters who leverage their audio content programs to promote to their established audiences. As is the case with other proven marketing strategies, we intend to have our partners benefit from a participative revenue share, higher ad revenue, and higher margins on advertising through the Vodacast platform.

Our Legacy Interactive Radio Platform

From 2014 through 2020, the Company was successful in deploying our platform across 580 major radio stations and 1.6 million monthly active users. Although this represents a meaningful user base, it is a small fraction of the listening audience represented by the 580 stations on the Company’s platform. We believe the two main reasons radio was not able to drive more users to the platform are that the number of consumers willing to download an individual radio station app is small and that to appeal to a greater digital audience the core listening experience of radio needs to incorporate a premium offering that includes skips, on-demand content and a commercial-free option.

The Company’s legacy product served the broadcast industry by providing a platform that allows for the delivery of actionable digital ads that are synchronized with broadcast and streaming audio ads. Broadcasters offered mobile and web digital interfaces to their listeners, typically for their individual stations. Our Interactive Radio Platform provides mobile and web products that provided end users (listeners) with a visual display of everything a radio station has played in recent history (referred to as a “station feed”). In addition to displaying album art for songs played, and digital insertions for station promotions and programs (e.g., a radio station contest), the station feed also includes a digital element for each audio ad that was played. These interactive, synchronized digital ads generate additional revenue for broadcasters and allow for the collection of meaningful advertising analytics which we present to broadcasters through an analytics dashboard.

The Company began phasing out the Interactive Radio Platform in 2020 and ceased operations related to all legacy deployments and services by July 1, 2020. Much of the core technology of this platform is being leveraged for re-use with our new products, Auddia and Vodacast, currently under development. Furthermore, our well established relationships with more than a dozen broadcasters through the sales, marketing and digital services operations are being maintained as we seek to deploy the Auddia App at national scale.

Intellectual Property

We rely on a combination of patents, trade secrets, non-disclosure agreements, and other intellectual property to protect the proprietary technologies that we believe are important to our business. Our success will depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important inventions and know-how, defend and enforce our patents, maintain our licenses, preserve our trade secrets, and operate without infringing valid and enforceable patents and other proprietary rights of third parties. We also rely on continuing technological innovation to develop, strengthen, and maintain our proprietary position in the field of interactive audio.

The Company holds issued patents and has patents pending in the areas of audio content monitoring, identification, distribution and presentation. The Company’s intellectual property has been used in the development of products that allow broadcasters and audio content distributors to present digital content and supplemental audio and video content along with and even synchronized with their standard audio content. These products introduce new consumer use scenarios, such as offering direct response to audio ads (such as a standard broadcast radio commercial). The products give consumers, via smartphone applications, a mechanism to identify both the content and the source of content and allow the consumer to act on what they may have heard and/or receive additional information about what they heard.

On March 12, 2019, the United States Patent and Technology Office issued a patent to the Company (titled “Method and System for Sub-Audible Signaling”) that covers an advanced “watermarking” technology to attach source-attribution information, as well as highly detailed content descriptors into an audio broadcast or stream. We believe this technology improves the state of the art by potentially increasing the amount of information that can be embedded in an audio stream or broadcast, as well as supporting the real time addition of sub-audio information. The Company does not utilize this patent technology in its current products, but the technology may be useful for future products or potential licensing to others. However, there can be no assurance that this patent or the technology underlying the patent will be utilized or licensed by the Company or, even if utilized or licensed, this patented technology will result in revenues or profits.

The most recent intellectual property to be submitted for patent application is a set of technologies that are integral to the development and operation of consumer-oriented platform that can deliver commercial free broadcast radio content. These technologies involve distributed content monitoring (e.g., on the smartphones of consumers) and content identification, including the identification of the beginning and end of specific segments of content, such as a song or an ad. Combining these capabilities with time-shifting and real-time audio content replacement provides the end user with a dynamic, multi-source, commercial free audio content experience that can include the local content heard on the radio as well as any other content available form an accessible source. This intellectual property serves as the cornerstone of the Company’s new focus and allows the Company to eventually expand to provide numerous and various audio content sources on a single platform.

In June 2020 the United States Patent and Technology Office approved the first of these patent applications (titled “Seamless Integration of Radio Broadcast Audio with Streaming Audio”) that details a process that can be used to monitor, time shift and play an over the air radio broadcast. This patent will protect key Company functionality that is central to the delivery of our core offering of commercial free radio. For example, using this technology, when a commercial break is detected on the over the air broadcast, alternate content from local or streaming sources can be injected to cover the break. Additionally, a second broadcast radio station can be similarly time shifted and used as alternate content. This intellectual property gives the Company exclusive advantages when dealing with established music rights and content costs issues related to broadcast versus streaming music. This gives the Company leverage when working with both the broadcast industry and the music industry, and options to deliver services from lower cost, over the air audio content sources.

The Company holds trademarks and is in the process of applying for trademarks for key products and brands. The Company holds the trademark for a product named PLAZE, which is a potential commercial-free music streaming product that is a future, strategic opportunity of the business. The Company also holds the trademark for AUDDIA which is used as both the corporate brand name as well as the name of the consumer-facing mobile application that delivers the Company’s commercial free radio service. The Company holds the trademark for VODACAST which is used as the brand name for their podcasting platform.

A Third Party has Alleged Trademark Infringement

On September 24, 2020, we received Cease and Desist Letter alleging that the ticker symbol AUDD infringes upon the claimant’s trademark “audD”. There is no claim concerning our proprietary technology. The claimant was seeking a permanent injunction against infringement, damages, and attorneys’ fees. The Company abandoned AUDD as a ticker symbol and is now using AUUD. While we intend to defend this lawsuit vigorously and believe that we have valid defenses to these claims, there can be no assurance that a favorable outcome will be obtained.

In addition, any intellectual property litigation to which we become a party may require us to do one or more of the following:

•	cease selling, licensing, or using products or features that incorporate the intellectual property rights that we allegedly infringe, misappropriate, or violate;
•	make substantial payments for legal fees, settlement payments, or other costs or damages, including indemnification of third parties;
•	obtain a license or enter into a royalty agreement, either of which may not be available on reasonable terms or at all, in order to obtain the right to sell or use the relevant intellectual property; or
•	redesign the allegedly infringing products to avoid infringement, misappropriation, or violation, which could be costly, time-consuming, or impossible.

Intellectual property litigation is typically complex, time consuming, and expensive to resolve and would divert the time and attention of our management and technical personnel. It may also result in adverse publicity, which could harm our reputation and ability to attract or retain customers. As we grow, we may experience a heightened risk of allegations of intellectual property infringement. An adverse result in any litigation claims against us could have a material adverse effect on our business, financial condition, and results of operations.

Competition

Our audio service offerings face competition from alternative media platforms and technologies, such as broadband wireless, satellite radio, audio broadcasting by cable television systems and internet-based streaming music services, as well as consumer products, such as portable digital audio players and other mobile devices, smart phones and tablets, gaming consoles, in-home entertainment and enhanced automotive platforms. These alternative platforms and technology are offered by much larger and well-established music service company’s such as SiriusXM. iHeart Media, Spotify, TuneIn, and the like. These technologies and alternative media platforms compete with our services for audience share and advertising revenues. There can be no assurance that we will be able to compete successfully in the audio marketplace. We are a small, relatively new company and we do not currently consider the Company to be a significant participant in its industry.

Further, our success is dependent upon our development of new services and products for both broadcasters and consumer listeners, and there can be no assurance that we will have the resources to acquire new technologies or to introduce new services to compete with other new technologies or services. Other companies employing new technologies or services could more successfully implement such new technologies or services or otherwise increase competition with our business.

Employees

As of December 31, 2020, we had 11 total employees, 8 of whom were engaged in full-time research and development activities and 3 of whom were engaged in general administration. The Company also works with 1 full-time contractor who supports research and development and 3 part-time contractors who support general administration activities. None of our employees is represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Health, Safety and Wellness

We believe that our employees are the summation of our successes, which is why we offer an excellent health and benefits program to our employees and their families. We offer our employees comprehensive health insurance as well as optional dental and vision coverage. Additionally, we provide our employees and paid vacation, holiday, family leave and sick leave, with numerous other benefits offered to our employees.

Beginning in February 2020, we took various actions in order to minimize the risk of COVID-19 to our employees, our clients, and the communities in which we operate, and in March 2020, we prohibited all business-related travel until further notice and began transitioning our employees to work-from-home arrangements. Our sales employees have been conducting all meetings with current and prospective clients virtually since March 2020, and we expect this practice to continue for the foreseeable future. As of December 31, 2020, 100% of our employees were working remotely. Despite working remotely, we continue to maintain our commitment to ensuring our employees’ health, safety and wellness. Refer to “Impact of the COVID-19 Pandemic” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the impact that COVID-19 has had on our business.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceedings, the adverse outcome of which, in our management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position. There are no material proceedings in which any of our directors, officers or affiliates or any registered or beneficial stockholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

Facilities

The Company leases approximately 3,000 square feet of office space under a non-cancelable operating sublease. Rent expense was $72,999 and $144,853 for the year ended December 31, 2020 and 2019, respectively. In October 2019, the Company entered into a new sublease, with monthly rent of $5,000 plus a pro-rata share of utilities. In October 2020, the Company renewed this sublease for an additional seven months, on the same terms, which will expire on April 30, 2021. We are currently searching for a new principal office and believe that suitable space, at commercially reasonable terms, is readily available to accommodate the current and future needs of our operations.

Regulatory and Certifications

We are subject to varying degrees of regulations in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions.

Data privacy has become a significant issue in the United States and in other countries. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations affecting or regarding the collection, use and disclosure of personal information. In the United States, these include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA, state breach notification laws and state privacy laws, such as the California Consumer Privacy Act of 2018 (the “CCPA”), the California Privacy Rights Act (the “CPRA”) and the Illinois Biometric Information Privacy Act (the “IBIPA”). Further, because some of our clients have establishments internationally, the European Union’s General Data Protection Regulation (“GDPR”) and other foreign data privacy laws may impact our processing of certain client and employee information.

We rely on a combination of copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our intellectual property rights. We also have a number of registered and unregistered trademarks and will continue to evaluate the registration of additional trademarks as appropriate. We do not have any patents or patent applications pending.

Segment Information

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker function (which is fulfilled by our chief executive officer) in deciding how to allocate resources and in assessing performance. Our chief executive officer allocates resources and assesses performance based upon financial information at the level. Since we operate in one operating segment, all required financial segment information is presented in the financial statements.

Corporate Information

We were originally formed as Clip Interactive, LLC in January 2012, as a limited liability company under the laws of the State of Colorado. In connection with our initial public offering (“IPO”) in February 2021, we converted into a Delaware corporation pursuant to a statutory conversion under the name Auddia Inc. Our principal executive offices are located at 5755 Central Ave., Suite C, Boulder, CO 80301. Our main telephone number is (303) 219-9771. Our internet website is www.auddia.com. The information contained in or accessible from our website is not incorporated into this Annual Report, and you should not consider it part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Available Information

Our internet address is www.Auddia.com and our investor relations website is located at investors.Auddia.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports can be found on our investor relations website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Form 10-K. The SEC maintains a public website, www.sec.gov, which includes information about and the filings of issuers that file electronically with the SEC.

Item 1A.	Risk Factors

This Annual Report on Form 10-K contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our securities. This discussion should be read in conjunction with the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and securities trading prices. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks related to the Corona Virus and COVID-19 Pandemic

Public health officials have recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily populated areas and shelter-in-place orders or similar measures. Our research and development and our entire business may be adversely impacted by actions taken to contain or treat the impact of COVID-19, and the extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted.

Risks related to our financial position and need for additional capital

Our auditors have previously expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our past working capital deficiency, stockholders’ deficit and recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2019 with respect to this uncertainty. We believe that the net proceeds from our recent February 2021 IPO, and our existing cash will be sufficient to fund our current operating plans through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our technology development and commercialization efforts.

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant net losses. Our net losses were $4,051,221 and $5,230,245 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had a shareholders’ deficit of $13,103,250. To date, we have devoted our efforts towards securing financing, building, and evolving our technology platform, marketing our mobile app product for radio stations as well as initiating our marketing efforts for our music player. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•	hire and retain additional sales, accounting and finance marketing and engineering personnel;

•	build out our product pipeline;

•	add operational, financial and management information systems and personnel; and

•	maintain, expand, protect and enforce our intellectual property portfolio.

To become profitable, we must develop and eventually commercialize one or more product candidates, including Auddia and Vodacast, with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we seek to bring these products to market. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, develop new products, expand our business or continue our operations. A decline in the value of our Company also could cause stockholders to lose all or part of their investment.

We may need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to invest in sales, marketing and engineering resources and bring our products to market. Furthermore, following the closing of our IPO, we expect to incur additional costs associated with operating as a public company. While we believe that the net proceeds from our recent IPO and our existing cash, cash equivalents and available-for-sale securities will be sufficient to fund our current operating plans through at least the next 12 months, we anticipate that we may need additional funding to complete the development of our full product line and scale products with a demonstrated market fit.

Building and scaling technology products is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary user experience required to obtain market acceptance and achieve meaningful product sales. In addition, our product candidates, once developed, may not achieve commercial success. The majority of revenue will be derived from or based on sales of software products that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on revenues from existing products and/or additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies and product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, or our other product candidates, or grant licenses on terms unfavorable to us.

We have generated historical revenue from our mobile app platform for radio stations, but future revenue growth is dependent on new software services.

Our ability to generate revenue from product sales and achieve profitability depends on our ability to successfully complete the development and commercialization of future software products. Our ability to generate meaningful revenue from product sales depends heavily on our success in:

•	obtaining market acceptance;

•	effectively addressing any competing technological and market developments;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;

•	maintaining, protecting, enforcing, and expanding our portfolio of intellectual property rights, including patents, trademarks, trade secrets and know-how;

•	avoiding and defending against intellectual property infringement, misappropriation and other claims;

•	implementing additional internal systems and infrastructure, as needed; and

•	attracting, hiring and retaining qualified personnel.

Our limited operating history of our current business plan may make it difficult for investors to evaluate the success of our business to date and to assess our future viability.

We are an early-stage company founded in 2012, with a limited operating history that has recently changed its business plan to develop and sell our new and potential products. There can be no assurance that any of our future products and services will be successfully developed, protected from competition by others, or marketed successfully. Accordingly, there can be no assurance that we will ever have positive net earnings.

We have identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately or timely report our financial condition or results of operations, which could have a material adverse effect on our business and securities prices.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Management is working to remediate our current material weaknesses and prevent potential future material weaknesses by hiring additional qualified accounting and financial reporting personnel, and further reviewing and enhancing our accounting processes. We may not be able to fully remediate any future material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. If we are not able to maintain effective internal control over financial reporting, our financial statements and related disclosures may be inaccurate, which could have a material adverse effect on our business and our securities prices.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our controls over financial reporting. Although we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 until this annual report on Form 10-K for the fiscal year ending December 31, 2021. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), or the date we are no longer an emerging growth company, as defined in the JOBS Act. We could be an emerging growth company for up to five years.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. The rapid growth of our operations and the completed IPO has created a need for additional resources within the accounting and finance functions due to the increasing need to produce timely financial information and to ensure the level of segregation of duties customary for a U.S. public company. We continue to reassess the sufficiency of finance personnel in response to these increasing demands and expectations.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected.

We expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act. We cannot be certain that the actions we will be taking to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner. In addition, if we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

Risks related to the development of our products

Our subscription revenue margins and our freedom to operate our Auddia commercial-free radio platform rely on continuity of the established music licensing framework.

Present music licensing costs and general rights to play music are determined by an established statutory rate framework which could change in the future. Changes in licensing costs and general rights to play music content could impact our direct costs for content or even prohibit access to content that is fundamental to the platform. Changes could adversely impact our cost to operate the platform and/or our rights to deliver content to end users.

Our Auddia platform will rely on the established “personal use exemption” which allows individuals to record content for personal use, without prohibition.

The Auddia platform will allow consumers to access broadcast audio content “live,” in real-time, and also enables end users to personally record audio content for later consumption. We believe that Auddia will rely on an established precedent which permits individuals to record and replay content (audio and/or video) so long as it is for personal use, only (the “Personal Use Exemption”). While the Personal Use Exemption has been well established, there is a risk that the Personal Use Exemption may not apply to the Auddia platform. If it is found that Auddia is not able to rely upon the Personal Use Exemption, the costs to the Company for music content would increase significantly and result in an increase in the consumer price for Auddia, thus making Auddia less desirable in the marketplace.

If we are unable to obtain and maintain patent protection for our products and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and product candidates similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our products and product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our products and product candidates that are important to our business.

We cannot be certain that additional patents will be issued or granted with respect to applications that are currently pending or that we may apply for in the future with respect to one or more of our products and product candidates, or that issued or granted patents will not later be found to be invalid and/or unenforceable.

The patent prosecution process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, collaboration partners, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

Real or perceived errors, failures or bugs in our platform or products could materially and adversely affect our operating results and growth prospects.

The software underlying our platform and products is highly technical and complex. Our software has previously contained, and may now or in the future contain, undetected errors, bugs or vulnerabilities. In addition, errors, failures and bugs may be contained in open source software utilized in building and operating our products or may result from errors in the deployment or configuration of open source software. Some errors in our software may only be discovered after the software has been deployed or may never be generally known. Any errors, bugs or vulnerabilities discovered in our software after it has been deployed, or never generally discovered, could result in interruptions in platform availability, product malfunctioning or data breaches, and thereby result in damage to our reputation, adverse effects upon customers and users, loss of customers and relationships with third parties, including social media networks, loss of revenue or liability for damages. In some instances, we may not be able to identify the cause or causes of these problems or risks within an acceptable period of time.

Risks related to our business operations

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

We are highly dependent on members of our executive team; the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with certain of our executive officers, any of them could leave our employment at any time. We currently do not have “key person” insurance on any of our employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous technology companies for individuals with similar skill sets. The inability to recruit, or loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our product development and commercialization objectives.

If we are unable to manage expected growth in the scale and complexity of our operations, our performance may suffer.

If we are successful in executing our business strategy, we will need to expand our managerial, operational, financial and other systems and resources to manage our operations, continue our technology development activities and, in the longer term, scale a commercial infrastructure to support our product roll out and end user projections. Future growth would impose significant added responsibilities on members of management. It is likely that our management, finance, sales, marketing and engineering systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and future product commercialization requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our product development and growth goals.

Any cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely could negatively affect our business.

Our operations rely on information technology systems for the use, storage and transmission of sensitive and confidential information with respect to our customers, our customers’ consumers or other social media audiences, the third-party technology platforms of other parties and our employees. A malicious cybersecurity-related attack, intrusion or disruption by either an internal or external source or other breach of the systems on which our platform and products operate, and on which our employees conduct business, could lead to unauthorized access to, use of, loss of or unauthorized disclosure of sensitive and confidential information, disruption of our services, and resulting regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair sales and harm our business. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, employee theft or misuse and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Despite efforts to create security barriers to such threats, it is not feasible, as a practical matter, for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, or user error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation would be damaged, our data, information or intellectual property, or those of our customers, may be destroyed, stolen or otherwise compromised, our business may be harmed and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access to or compromise of our systems because they change frequently and are generally not detected until after an incident has occurred. We also cannot be certain that we will be able to prevent vulnerabilities in our software or address vulnerabilities that we may become aware of in the future. Further, as we rely on third-party cloud infrastructure, we depend in part on third party security measures to protect against unauthorized access, cyberattacks and the mishandling of data and information. Any cybersecurity event, including any vulnerability in our software, cyberattack, intrusion or disruption, could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenue due to network downtime, and a decrease in customer and user trust, increases in insurance premiums due to cybersecurity incidents, increased costs to address cybersecurity issues and attempts to prevent future incidents, and harm to our business and our reputation because of any such incident.

There can be no assurance that any limitation of liability provisions in our technical and/or subscription agreements would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any claim related to a cybersecurity incident. We also cannot be sure that our existing general liability insurance coverage and coverage for cyber liability or errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would harm our business.

Many governments have enacted laws requiring companies to provide notice of data security incidents involving certain types of personal data. In addition, some of our customers require us to notify them of data security breaches. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers, encourage consumers to restrict the sharing of their personal data with our customers or the social media networks, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could harm our business.

Changing regulations and increased awareness relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and harm our brand.

We receive, store and otherwise process personal information and other data from and about our customers and our employees. We also receive personal information and other data about our customers’ consumers or other social media audiences. There are numerous federal, state, local and international laws and regulations regarding privacy, data protection, information security and the storing, sharing, use, processing, transfer, disclosure, retention and protection of personal information and other content, the scope of which is rapidly changing, subject to differing interpretations and may be inconsistent among countries and states, or conflict with other rules. We are also subject to the terms of our privacy policies and contractual obligations to third parties related to privacy, data protection and information security. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security. However, the regulatory framework for privacy, data protection and information security worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The United States, the European Union (“EU”), and other countries in which we currently or may operate are increasingly adopting or revising privacy, information security and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of customer, consumer and/or employee information, as well as any other third-party information we receive, and some of our current or planned business activities. New and changing laws, regulations, and industry standards concerning privacy, data protection and information security may also impact the social media platforms and data providers we utilize, and thereby indirectly impact our business. In the United States, this includes increased privacy-related regulations and enforcement activity at both the federal level and state levels that impose requirements on the personal information we collect in the course of our business activities. In the EU, this includes the General Data Protection Regulation (“GDPR”), which came into effect in May 2018. While we have taken measures to comply with applicable requirements contained in the GDPR, we may need to continue to make adjustments as more clarification and guidance on the requirements of the GDPR and how to comply with such requirements becomes available. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU, known as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated. Additionally, although we have self-certified under the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the EU and Switzerland to the United States, some regulatory uncertainty remains surrounding the future of data transfers from the EU and Switzerland to the United States, and we are monitoring regulatory developments in this area. California also recently enacted legislation, the California Consumer Privacy Act of 2018, (the “CCPA”), that will afford consumers expanded privacy protections and control over the collection, use and sharing of their personal information when it goes into effect on January 1, 2020. The CCPA was recently amended, and it is possible that it will be amended again before it goes into effect. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation.

With laws and regulations such as the GDPR in the EU and the CCPA in the United States imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. For example, the increased consumer control over the sharing of their personal information afforded by CCPA may affect our customers’ ability to share such personal information with us or may require us to delete or remove consumer information from our records or data sets, which may create considerable costs for our organization. In addition, any failure or perceived failure by us to comply with our privacy policies, our privacy-, data protection- or information security-related obligations to customers, users or other third parties or any of our other legal obligations relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability, loss of relationships with key third parties including social media networks and other data providers, or cause our users to lose trust in us, which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform.

Additionally, if the third parties we work with, such as vendors or developers, violate applicable laws or regulations or our policies, such violations may also put our customers’ and their users’ and consumers’ or other social media audiences’ content at risk and could in turn have an adverse effect on our business. Any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of such content, or regarding the manner in which the express or implied consent of such persons for the collection, use, retention or disclosure of such content is obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process user data or develop new services and features. All of these implications could adversely affect our revenue, results of operations, business and financial condition.

Our business depends on a strong brand, and if we are not able to develop, maintain and enhance our brand, our business and operating results may be harmed. Moreover, our brand and reputation could be harmed if we were to experience significant negative publicity.

We believe that developing, maintaining and enhancing our brand is critical to achieving widespread acceptance of our platform and products, attracting new customers, retaining existing customers, persuading existing customers to adopt additional products and use-cases, and hiring and retaining our employees. We believe that the importance of our brand will increase as competition in our market further intensifies. Successful promotion of our brand will depend on a number of factors, including the effectiveness of our marketing efforts, including thought leadership, our ability to provide a high-quality, reliable and cost-effective platform, the perceived value of our platform and products and our ability to provide quality customer success and support experience. Brand promotion activities require us to make substantial expenditures. To date, we have made significant investments in the promotion of our brand. The promotion of our brand, however, may not generate customer awareness or increase revenue, and any increase in revenue may not offset the expenses we incur in building and maintaining our brand.

We operate in a public-facing industry in which every aspect of our business is impacted by social media. Negative publicity, whether or not justified, can spread rapidly through social media. To the extent that we are unable to respond timely and appropriately to negative publicity, our reputation and brand could be harmed. Moreover, even if we are able to respond in a timely and appropriate manner, we cannot predict how negative publicity may affect our reputation and business. We and our employees also use social media to communicate externally. There is risk that the use of social media by us or our employees to communicate about our business may give rise to liability or result in public exposure of personal information of our employees or customers, each of which could affect our revenue, business, results of operations and financial condition.

Enacted and future legislation may increase the difficulty and cost for us to commercialize our product candidates and may affect the prices we may set.

Our business and financial prospects could be affected by changes in regulations and policy in the United States and abroad. We operate in a highly regulated industry and new laws or judicial decisions, or new interpretations of existing laws or decisions, related to copyright or the personal use exemption for recording content and the amount of payment for content rights could negatively impact our business, operations and financial condition.

We may be subject to litigation, disputes or regulatory inquiries for a variety of claims, which could adversely affect our results of operations, harm our reputation or otherwise negatively affect our business.

From time to time, we may be involved in litigation, disputes or regulatory inquiries that arise in the ordinary course of business. These may include claims, lawsuits and proceedings involving labor, and employment, wage and hour, commercial, alleged securities law violations or other investor claims, and other matters. We expect that the number and significance of these potential disputes may increase as our business expands and our company grows larger. While our agreements with customers limit our liability for damages arising from our platform, we cannot assure you that these contractual provisions will protect us from liability for damages in the event we are sued. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, adversely affect our reputation and result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our revenue, business, brand, results of operations and financial condition.

Risks related to our intellectual property

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, cyberattack, data security breaches or terrorism.

A significant natural disaster, such as an earthquake, fire or a flood, occurring where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our network service providers or Internet service providers, this could adversely affect the ability of our customers to use our products and platform. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies, or the world economy. We also rely on our network and third-party infrastructure and enterprise applications and internal technology systems for our engineering, sales and marketing and operations activities. If a major disruption is caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.

Any failure to protect our intellectual property rights could impair our business.

Our success and ability to compete depend in part upon our intellectual property. We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. However, the steps we take to protect our intellectual property rights may be inadequate. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

We have applied for patent protection in the United States relating to certain existing and proposed systems, methods and processes. We cannot assure that any of our patent applications will result in an issued patent. Any patent(s) we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, we cannot assure you that competitors will not infringe our patent(s), or that we will have adequate resources to enforce our patent(s).

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we have entered into confidentiality agreements with most of our employees and consultants. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our business, financial condition and results of operations could be harmed.

We rely on our trademarks, service marks, trade names, and brand names to distinguish our products and services from the products and services of our competitors, and have registered or applied to register many of these trademarks in the United States and other jurisdictions. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks, or use and register confusingly similar trademarks in these or other jurisdictions. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources advertising and marketing new brands. Further, we cannot assure you that third parties will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

Although we rely on copyright laws to protect the works of authorship (including software) created by us, we do not register the copyrights in any of our copyrightable works. Copyrights of U.S. origin must be registered before the copyright owner may bring an infringement suit in the United States. Furthermore, if a copyright of U.S. origin is not registered within three months of publication of the underlying work, the copyright owner is precluded from seeking statutory damages or attorney’s fees in any United States enforcement action, and is limited to seeking actual damages and lost profits. Accordingly, if one of our unregistered copyrights of U.S. origin is infringed by a third party, we will need to register the copyright before we can file an infringement suit in the United States, and our remedies in any such infringement suit may be limited.

In order to protect our intellectual property, we may be required to spend significant resources to monitor and protect our rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely affect our business.

If third parties claim that we infringe upon or otherwise violate their intellectual property rights, our business could be adversely affected.

We face the risk of claims that we have infringed or otherwise violated third parties’ intellectual property rights. There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon or otherwise violating the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or otherwise violating their intellectual property rights, and we may be found to be infringing upon or otherwise violating such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology or conflict with our trademark rights. Any claims of intellectual property infringement or other intellectual property violations, even those without merit, could:

•	be expensive and time consuming to defend;

•	cause us to cease making, licensing or using our platform or products that incorporate the challenged intellectual property;

•	require us to modify, redesign, reengineer or rebrand our platform or products, if feasible;

•	divert management’s attention and resources; or

•	require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.

Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly settlement agreements, or prevent us from offering our platform or products, any of which could have a negative impact on our operating profits and harm our future prospects. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify our platform or products, or refund subscription fees, which could further exhaust our resources. Such disputes could also disrupt our platform or products, adversely affecting our customer satisfaction and ability to attract customers.

Our use of “open source” software could negatively affect our ability to offer and sell access to our platform and products and subject us to possible litigation.

We use open source software in our platform and products and expect to continue to use open source software in the future. There are uncertainties regarding the proper interpretation of and compliance with open source licenses, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to use such open source software, and consequently to provide or distribute our platform and products. Although use of open source software has historically been free, recently several open source providers have begun to charge license fees for use of their software. If our current open source providers were to begin to charge for these licenses or increase their license fees significantly, this would increase our research and development costs and have a negative impact on our results of operations and financial condition.

Additionally, we may from time to time face claims from third parties claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of source code for the open source software, derivative works or our proprietary source code that was developed using or that is distributed with such open source software. These claims could also result in litigation and could require us to make our proprietary software source code freely available, require us to devote additional research and development resources to change our platform or incur additional costs and expenses, any of which could result in reputational harm and would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize change, we may be forced to reengineer our platform or incur additional costs to comply with the changed license terms or to replace the affected open source software. Further, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software or indemnification for third party infringement claims. Although we have implemented policies to regulate the use and incorporation of open source software into our platform and products, we cannot be certain that we have not incorporated open source software in our platform and products in a manner that is inconsistent with such policies.

A third party has alleged Trademark Infringement

On September 24, 2020, we received Cease and Desist Letter alleging that the ticker symbol AUDD infringes upon the claimant’s trademark “audD”. There is no claim concerning our proprietary technology. The claimant was seeking a permanent injunction against infringement, damages, and attorneys’ fees. The Company abandoned AUDD as a ticker symbol and is now using AUUD. While we intend to defend this lawsuit vigorously and believe that we have valid defenses to these claims, there can be no assurance that a favorable outcome will be obtained.

In addition, any intellectual property litigation to which we become a party may require us to do one or more of the following:

•	cease selling, licensing, or using products or features that incorporate the intellectual property rights that we allegedly infringe, misappropriate, or violate;

•	make substantial payments for legal fees, settlement payments, or other costs or damages, including indemnification of third parties;

•	obtain a license or enter into a royalty agreement, either of which may not be available on reasonable terms or at all, in order to obtain the right to sell or use the relevant intellectual property; or

•	redesign the allegedly infringing products to avoid infringement, misappropriation, or violation, which could be costly, time-consuming, or impossible.

Intellectual property litigation is typically complex, time consuming, and expensive to resolve and would divert the time and attention of our management and technical personnel. It may also result in adverse publicity, which could harm our reputation and ability to attract or retain customers. As we grow, we may experience a heightened risk of allegations of intellectual property infringement. An adverse result in any litigation claims against us could have a material adverse effect on our business, financial condition, and results of operations.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with customers and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our platform, products or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, operating results and financial condition.

From time to time, customers may require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their data stored, transmitted or processed by our employees, platform or products. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our platform or products, and harm our revenue, business and operating results.

Risks related to ownership of our common stock

Our executive officers, directors, and principal stockholders will maintain the ability to control all matters submitted to our stockholders for approval.

Following the sale by us of 3,991,818 common shares in the IPO, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock before the IPO will, in the aggregate, beneficially own common shares representing approximately 30.56% of our outstanding common stock following completion of the IPO. As a result, if these stockholders were to act together, they would be most likely be able to control most or all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, they would likely control the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company with which our public stockholders disagree.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. After the recent IPO, we have 11,291,829 shares of common stock issued and outstanding. This includes the 3,991,818 shares, as part of the Units, that we sold in the IPO, the 1,568,182 shares that were registered for resale by certain selling shareholders, which may be resold in the public market immediately without restriction, unless purchased by our affiliates, but does not include 4,590,590 shares issuable upon the exercise of the Series A Warrants, 341,655 common shares reserved for issuance upon the exercise of common share purchase options and 358,334 common shares reserved for issuance upon the exercise of common share purchase warrants. Following the IPO, 5,731,829 shares are restricted as a result of securities laws or lock-up agreements but may be able to be sold commencing 180 days after the IPO.

The issuance of warrants in the IPO will cause existing stockholders to experience additional dilution if those warrants are exercised.

In addition to the shares of common stock we issued in the IPO, we also issued 4,590,590 Series A Warrants. The Series A Warrants issued in the IPO are exercisable for an equal number of shares of our common stock. If the holders of the Series A Warrants exercise their warrants, existing stockholders will experience dilution at the time they exercise their warrants.

We also offered a warrant to the representative of the IPO underwriters that is exercisable for 319,345 shares (the “Representative’s Warrant”). If the representative of the underwriters exercises these warrants in the future, existing stockholders will experience additional dilution.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for investors in our securities.

Our common stock price and Series A Warrant price are likely to be volatile. The stock market in general and the market for technology companies has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the IPO price. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	regulatory or legal developments in the United States,

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates, and our commercialization efforts;

•	actual or anticipated changes in our development timelines;

•	our ability to raise additional capital;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates;

•	significant lawsuits, including patent or stockholder litigation;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation often has been instituted against that company. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock will rely, in part, on the research and reports that industry or financial analysts publish about us or our business. We do not currently have, and may never obtain, research coverage by industry or financial analysts. If no, or few, analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

An active trading market for our common stock may not develop.

Prior to the IPO, there was no public market for our common stock. The IPO price for our common stock was determined through negotiations with the underwriters. Although we have received approval for the trading of our common stock and Series A Warrants on the Nasdaq Capital Market, an active trading market for our shares may never develop or be sustained following this IPO. If an active market for our common stock does not develop, it may be difficult to sell our securities without depressing the market price for the shares, or at all.

If we do not keep a registration statement updated for the term of the warrants, the holders will not be able to exercise the warrants.

While we intend to keep a registration statement/prospectus updated until February 16, 2026 (five years from the effective date of the Registration Statement), we may not be able to do so, nor will we necessarily be providing adequate public financial information to allow the holders to sell the common stock underlying the Series A Warrants. Accordingly, investors might not be able to exercise their Series A Warrants and sell the underlying common stock at a time when it is beneficial to do so.

In order to keep a prospectus effective, we will be required to, among other actions, file post-effective amendments to the registration statement containing current financial and other information. Each such registration statement will have to be filed with, and declared effective by the SEC. There can be no assurance that such post-effective amendments will be declared effective.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company” (“EGC”), as defined in the JOBS Act. We will remain an EGC until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	being permitted to present only two years of audited financial statements, in addition to any required unaudited interim financial statements, and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this prospectus;

•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

•	an exemption from the requirement to seek nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in this Annual Report. In particular, we have not included all of the executive compensation information that would be required if we were not an EGC. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an EGC, we will incur significant legal, accounting and other expenses that we did not incur as a private company.

In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and therefore are not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Upon becoming a publicly traded company, we will be required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company and are an accelerated or large accelerated filer.

To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. In addition, we have identified material weaknesses in our internal control over financial reporting and may identify further such material weaknesses, either of which we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404.

If unable to comply with the requirements of Section 404 to address and remediate in a timely manner material weaknesses identified in our internal control over financial reporting, or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the Nasdaq Capital Market on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including, once we are no longer an EGC, an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Provisions in our corporate charter and our bylaws and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

We are a Delaware corporation. The anti-takeover provisions of the Delaware General Corporation Law (the “DGCL”) may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders.

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	allow the authorized number of our directors to be changed only by resolution of our board of directors;

•	limit the manner in which stockholders can remove directors from the board;

•	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

•	limit who may call stockholder meetings; and

•	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Our charter provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for such disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings: any derivative action or proceeding brought on behalf of the Company, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, any action asserting a claim against the Company arising pursuant to any provision of the DGCL or the Company’s certificate of incorporation or bylaws, or any action asserting a claim against the Company governed by the internal affairs doctrine. Our certificate of incorporation also provides that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), as amended. Despite the fact that the certificate of incorporation provides for these exclusive forum provisions to be applicable to the fullest extent permitted by applicable law, Section 27 of the Exchange Act, creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and Section 22 of the Securities Act , creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, this provision of the Company’s certificate of incorporation would not apply to claims brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. However, there is uncertainty as to whether a Delaware court would enforce the exclusive Federal forum provisions for Securities Act claims and that investors cannot waive compliance with the federal securities laws and rules and regulations thereunder.

The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own no properties. Our current corporate headquarters is based in a leased office in Boulder, Colorado. Our current lease expires on April 30, 2021; however, we believe that we will find suitable space elsewhere in the area on acceptable terms.

Item 3.	Legal Proceedings

From time to time, we are involved in various disputes, claims, suits, investigations, and legal proceedings arising in the ordinary course of business. We believe that the resolution of current pending legal matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Nonetheless, we cannot predict the outcome of these proceedings, as legal matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information, see “Note 12. Commitments and Contingencies” to our financial statements included in this Form 10-K.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Stock Market under the symbol “AUUD” since our IPO on February 17, 2021. Our Series A Warrants have been traded on the Nasdaq Stock Market under the symbol “AUUDW” since our IPO on February 17, 2021. As of March 15, 2021, there were approximately 130 holders of record of our common stock and 130 holders of record of our Series A warrants. These numbers are based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

Dividends

We have never paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2020, with respect to all of our equity compensation plans in effect on that date:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	300,353	$3.65	0

Equity Compensation Plans Not Approved by Stockholders	–	–	–

Total	300,353	$3.65	0

(1)	Consists of stock options granted under the Clip Interactive, LLC 2013 Equity Incentive Plan, as amended. We ceased granting awards under the 2013 Plan upon the implementation of the 2021 Plan described below.

The Company’s 2021 Equity Incentive Plan, which became effective upon the completion of the IPO in February 2021, serves as the successor equity incentive plan to the 2013 Plan. The 2021 Plan and has 1,500,000 shares of common stock available for issuance.

The 2021 Equity Incentive Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2022 and ending in 2030 equal to the lesser of (a) five percent (5%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, the Company sold to investors $404,601 of our convertible notes. As described in Note 11 to our financial statements, all of these convertible notes converted into shares of common stock in connection with our February 2021 IPO.

Use of Proceeds

On February 16, 2021, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-235891), as amended, filed in connection with our IPO. There has been no material change in the planned use of proceeds from our IPO from that described in the related prospectus dated February 16, 2021, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act. As described in such IPO prospectus, we have used IPO proceeds to reduce our bank debt by $4.0 million, to fund a $2.0 million cash reserve to serve as collateral for our remaining $2.0 million of bank debt that replaces collateral previously provided by a related party, to pay down a significant percentage of our accounts payable as of December 31, 2020, and to pay deferred compensation owed to a related party.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the period covered by this Annual Report.

Item 6.	Selected Financial Data

Our selected financial data set forth below should be read together with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes thereto, which are included elsewhere in this Form 10-K (dollars in thousands, except per share data).

	Year Ended December 31,
	2020	2019
Statements of income data:
Total revenues	$110,924	$458,826
Operating income	$(2,382,850)	$(3,802,464)
Net income	$(4,051,221)	$(5,230,245)
Earnings per share, basic	$(8.35)	$(11.78)
Earnings per share, diluted	$(8.35)	$(11.78)

	As of December 31,
	2020	2019
Balance sheets data:
Cash and cash equivalents	$117,914	$290,231
Total assets	$2,311,768	$1,860,639
Total Liabilities	$15,415,018	$11,089,516
Total deficiency in shareholders' equity	$(13,103,250)	$(9,228,877)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited and unaudited financial statements (prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)) and related notes included elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer Auddia Inc. and its subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

Overview

Results of operations

Years ended December 31, 2020 and 2019

Operating activities:

The following table summarizes our results of operations:

	2020	2019	Increase/ (Decrease)
Revenue	$110,924	$458,826	$(347,902)

Operating expenses:
Direct Costs of Service	645,573	1,011,401	(365,828)
Research and development	105,399	312,614	(207,215)
General and administrative	1,663,990	2,804,815	(1,140,825)
Sales & Marketing	78,811	132,460	(53,649)

Total operating expense	2,493,774	4,261,290	(1,767,516)

Loss from operations	(2,382,850)	(3,802,464)	(1,419,614)
Other income (expense), net:	(1,668,371)	(1,427,781)	240,590

Net loss	$(4,051,221)	$(5,230,245)	$(1,179,024)

Years ended December 31, 2020 and 2019

Total revenues. Total revenues for the twelve months ended December 31, 2020 were $110,924 which was a decline of $347,902 or 75.8%, from $458,826 from the twelve months ended December 31, 2019. The decrease in revenues can be attributed to (i) the July 1, 2020 termination of our Legacy Platform which caused yearly Platform Fees to decrease to $85,800 for the year ended December 31, 2020 from $249,775 for the year ended December 31, 2019 and (ii) a similar large decrease in advertising revenue, which declined to $25,124 for the year ended December 31, 2020 compared to $209,051 for the year ended December 31, 2019.

Direct Cost of Services. Direct Cost of Services decreased $365,828 or 36.2%, from $1,011,401 for the year ended December 31, 2019 compared to $645,573 for the twelve months ended December 31, 2020. This decrease primarily resulted from the termination of our legacy services and the decreased need for hosting, staff reductions to the team working on the current platform, and other related direct expenses.

Research and development. Research and development expenses decreased by $207,215 or 66.3%, from $312,614 for the twelve months ended December 31, 2019 compared to $105,399 for the twelve months ended December 31, 2020. During 2020, the majority of the research and development efforts were spent on our new apps, Vodacast and Auddia, which had not been commercially released, therefore $867,578 of research and development expenses were capitalized in the year ended December 31, 2020 compared to $704,167 capitalized in the year ended December 31, 2019.

Sales and marketing. Sales and marketing expenses decreased by $53,649 or 40.5%, from $132,460 for the twelve months ended December 31, 2019 compared to $78,811 for the twelve months ended December 31, 2020 as the Company reduced marketing expenses tied to the legacy software platform.

General and administrative. General and administrative expenses decreased by $1,140,825 or 40.7%, from $2,804,815 for the twelve months ended December 31, 2019 compared to $1,663,990 for the year ended December 31, 2020. The decrease resulted primarily from decreased consulting and financial advisory fees and decreased amortization of stock option compensation expense.

Interest expense/Other expense, net. Total Interest expense/other expense increased by $240,590, or 16.8%, from $1,427,781 for the twelve months ended December 31, 2019 compared to $1,668,371 for the twelve months ended December 31, 2020. The increase was due almost entirely to an increased debt levels, specifically the convertible debt as well as Notes Payable, debt to related parties, as well as interest payments on the Company’s collateral agreement.

Net income (loss). We had a net loss of $4,051,221 for the twelve months ended December 31,2020 compared to a net loss of $5,230,245 for the twelve months ended December 31, 2019. The decreased loss resulted from the combination of the decrease in revenues and the decreased operating expenses as discussed above.

Income taxes

Since our inception in 2012, until the corporate conversion in February 2021, we were organized as a Colorado limited liability company for federal and state income tax purposes and treated as a partnership for U.S. income tax purposes. As such, we were not viewed as a taxpaying entity in any jurisdiction and do not require a provision for income taxes. Each member of our company was responsible for the tax liability, if any, related to its proportionate share of our taxable income.

Effective on February 16, 2021, we became treated as a corporation for U.S. income tax purposes and thus became subject to U.S. federal, state and local income taxes and are be taxed at the prevailing corporate tax rates. Among other things, we may begin to generate net operating losses at the corporate level.  We will account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements but have not been reflected in taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value which based on our operating history

Liquidity, Going Concern, and Capital Resources

We believe that the net proceeds from our February 2021 IPO, will be sufficient to fund our current operating plans through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our technology development and commercialization efforts.

Our cash and cash equivalents are comprised primarily of demand deposit accounts, money market funds and certificates of deposit. We believe our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

Prior to our IPO, we funded our operations from cash flows generated from operations and cash from the sale of equity securities and debt financing.

Following the Company’s IPO in February 2021, the Company paid down the outstanding principal balance on its bank line-of-credit from $6 million to $2 million. The Company and the bank agreed to reduce the maximum available balance for the line-of-credit to $2 million. The outstanding balance under the line of credit accrues interest at a variable rate based on the bank’s prime rate plus 1% (3.75% at December 31, 2020) but at no time less than 4.0%. Monthly interest payments are required, with any outstanding principal due on July 10, 2021. The line of credit is collateralized by all assets of the Company. As described in our IPO prospectus, we have reduced our bank debt by $4.0 million, used $2.0 million of our cash to serve as collateral for our remaining $2.0 million of bank debt that replaces collateral provided by a related party, paid down a significant percentage of our accounts payable as of December 31, 2020, and eliminated all deferred compensation owed to a related party.

Cash Flow Analysis

Our cash flows from operating activities have historically been significantly impacted by revenues received, our investment in sales and marketing to drive growth, and research and development expenses. Our ability to meet future liquidity needs will be driven by our operating performance and the extent of continued investment in our operations. Failure to generate sufficient revenues and related cash flows could have a material adverse effect on our ability to meet our liquidity needs and achieve our business objectives.

The following table summarizes the statements of cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	% Change
Net cash provided by (used in):
Operating activities	$(1,992,381)	$(2,945,688)	(32.4%	)
Investing activities	(870,264)	(717,215)	21.3%
Financing activities	2,690,328	3,681,435	(26.9%	)
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(172,317)	$18,532	(1,029.8%	)

Operating Activities

Cash provided by operating activities for the year ended December 31, 2020 primarily consisted of payments received from our clients. Cash used in operating activities primarily consisted of personnel-related expenditures, payments included costs of operations, and other sales efforts, research and development and administrative costs.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2020 consisted primarily of capitalization of software development expenses of $867,578.

Financing Activities

Cash flows from financing activities for the year ended December 31, 2020 decreased from the prior year period primarily due to reduced fund raising from the issuance of common and preferred stock and related third party debt.

Contractual Obligations

The following table summarizes our contractual obligations not on our Balance Sheet as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease commitments (1)	$22,000	22,000	-0-	-0-	-0-

(1)	Represents minimum payments due for the lease of office space

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we continually evaluate our estimates and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results may materially differ from these estimates made by management under different assumptions and conditions.

Certain accounting policies that require significant management estimates, and are deemed critical to our results of operations or financial position, are described below. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

The Company derives its revenues from two sources: (1) Platform fee revenues, which are comprised of subscription fees from customers accessing the Company’s cloud-based computing services and occasionally from customers paying a Development Fee; and (2) Advertising revenues based on impressions delivered via the Company’s Platform.

Revenues are recognized when a contract with a customer exists, and the control of the promised services are transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those services. Substantially all of our revenues are generated from contracts with customers in the United States.

We adopted ASC Topic 606, effective January 1, 2019, utilizing the modified retrospective method. This approach was applied to contracts that were not completed as of January 1, 2019, and the corresponding incremental costs of obtaining those contracts, which resulted an immaterial cumulative effect adjustment to the opening balance of accumulated deficit at date of adoption. The adoption of this ASU primarily impacted our disclosures pertaining to revenue from our contracts with customers. Reported results for fiscal year 2019 and the period ended December 31, 2020 reflect the application of ASC Topic 606, while the reported results for the fiscal year ended December 31, 2018 was not adjusted and continue to be reported under ASC Topic 605.

Software Development Costs

The Company accounts for costs incurred in the development of computer software as software research and development costs until the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose is probable. The Company ceases capitalization of development costs once the software has been substantially completed and is available for its intended use. Software development costs are amortized over a useful life estimated by the Company’s management of five years. Costs associated with significant upgrades and enhancements that result in additional functionality are capitalized. Capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in software technologies. Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are impaired and expensed during the period of such determination. Software development costs of $867,578 and $704,167 were capitalized in 2020 and 2019, respectively. Amortization of expense of capitalized software development costs were $368,332 and $684,044 for the years ended December 31, 2020 and 2019, respectively and are included in depreciation and amortization expense.

Equity-based compensation

Certain of our employees and consultants have received grants of common shares in our company. These awards are accounted for in accordance with guidance prescribed for accounting for equity-based compensation. Based on this guidance and the terms of the awards, the awards are equity classified. The common shares receive distributions if any in an order of priority in accordance with our limited liability company agreement.

Prior to our IPO in February 2021, we were a private company with no active public market for our common equity. Therefore, we have periodically determined the overall value of our company and the estimated per share fair value of our common equity at their various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of CPA’s Practice Aid. With the completion of our IPO, it will no longer be necessary for us to estimate the fair value of our common stock in connection with our accounting for equity awards we may grant, as the fair value of our common stock will be its public market trading price.

For financial reporting purposes, we performed common stock valuations with the assistance of a third-party specialist, for the years ended December 31, 2019 and 2018.

Our common stock valuations were prepared using a market approach based on the most recent round of equity financing using the Option Pricing Model.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

We had cash and cash equivalents totaling $117,914 as of December 31, 2020. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

Our cash equivalents are subject to market risk due to changes in interest rates. The market value of fixed rate securities may be adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Auddia Inc.

Boulder, Colorado

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Auddia Inc. (f/k/a Clip Interactive, LLC.)(the “Company”) at December 31, 2020 and 2019, and the related statements of operations, deficiency in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Intangible Assets Impairment Assessments

As described in Notes 1 to the financial statements, the Company has software development costs of approximately $1.8 million at December 31, 2020. No directly observable market inputs are available to measure the fair value to determine if the asset is recoverable. Therefore, an estimate is derived indirectly and is based on net present value techniques utilizing post-tax cash flows and discount rates. The estimates that management used in calculating the net present values depend on assumptions specific to the nature of the markets in which its product operates with regard to the amount and timing of projected future cash flows; long-term subscriber demand forecasts; actions of competitors (competing content), future tax and discount rates.

The principal considerations for our determination that performing procedures relating to the intangible assets impairment assessment is a critical audit matter are the significant judgment by management when developing the net present value of the intangible assets. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the amount and timing of projected future cash flows and the discount rate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing management’s process for developing the fair value estimate; evaluating the appropriateness of the net present value techniques; testing the completeness and accuracy of underlying data used in the model; and evaluating the significant assumptions used by management, including the amount and timing of projected future cash flows and the discount rate. Evaluating management’s assumptions related to the amount and timing of projected future cash flows and the discount rate involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the intangible assets, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Daszkal Bolton LLP

Daszkal Bolton LLP

We have served as the Company’s auditor since 2020

Boca Raton, Florida March 31, 2021

Auddia Inc.

Balance Sheets

December 31, 2020 and 2019

	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$117,914	$290,231
Accounts receivable, net	128	16,488
Total current assets	118,042	306,719

Non-current assets:
Property and equipment, net of accumulated depreciation of $687,123 and $683,090	12,289	13,637
Software development costs, net of accumulated amortization of $1,388,943 and $1,020,611	1,837,518	1,338,272
Deferred offering costs	338,419	196,511
Security deposits	5,500	5,500
Total non-current assets	2,193,726	1,553,920

Total assets	$2,311,768	$1,860,639

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,553,284	$895,409
Line-of-credit	6,000,000	6,000,000
Convertible notes payable	2,146,775	1,742,174
Notes payable to related parties and deferred salary	1,628,197	1,433,995
Promissory Notes Payable	1,857,764	–
PPP Loan	268,662	–
Accrued fees to a related party	1,960,336	1,017,938
Total current liabilities	15,415,018	11,089,516

Commitments and contingencies

Deficiency in shareholders' equity:
Preferred stock - $0.001 par value, 10,000,000 authorized and 0 shares issued and outstanding	–	–
Common stock - $0.001 par value, 100,000,000 authorized and 485,441 and 470,658 shares issued and outstanding at December 31, 2020 and December 31, 2019	486	471
Additional paid-in capital	38,256,584	38,122,486
Subscription receivable	–	(42,735)
Accumulated deficit	(51,360,320)	(47,309,099)
Total deficiency in shareholders’ equity	(13,103,250)	(9,228,877)

Total liabilities and deficiency in shareholders’ equity	$2,311,768	$1,860,639

See Accompanying Notes to Financial Statements.

Auddia Inc.

Statement of Operations

For the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019

Revenue	$110,924	$458,826

Operating expenses:
Direct cost of services	645,573	1,011,401
Sales and marketing	78,811	132,460
Research and development	105,399	312,614
General and administrative	1,663,990	2,804,815
Total operating expenses	2,493,774	4,261,290

Loss from operations	(2,382,850)	(3,802,464)

Other (expense) income:
Interest expense	(1,668,413)	(1,427,901)
Interest income	42	120
Total other expense	(1,668,371)	(1,427,781)

Net loss	$(4,051,221)	$(5,230,245)

Net loss per share attributable to common shareholders
Basic and diluted	$(8.35)	$(11.78)

Weighted average common shares outstanding
Basic and diluted	485,441	444,160

See Accompanying Notes to Financial Statements.

Auddia Inc.

Statement of Changes in Deficiency in Shareholders' Equity

For the Years Ended December 31, 2020 and 2019

	Common Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Value	Capital	Receivable	Deficit	Total
Balance, December 31, 2018	419,365	$419	$36,659,500	$(326,268)	$(42,078,854)	$(5,745,203)

Issuance of common shares for cash	43,629	44	904,398	–	–	904,442
Collection of subscription receivable	–	–	–	283,533	–	283,533
Issuance of common shares for consulting services	7,664	8	146,765	–	–	146,773
Share-based compensation	–	–	411,823	–	–	411,823
Net loss	–	–	–	–	(5,230,245)	(5,230,245)

Balance, December 31, 2019	470,658	471	38,122,486	(42,735)	(47,309,099)	(9,228,877)

Issuance of common shares	14,783	15	64,257	–	–	64,272
Collection of subscription receivable	–	–	–	42,735	–	42,735
Share-based compensation	–	–	69,841	–	–	69,841
Net loss	–	–	–	–	(4,051,221)	(4,051,221)

Balance, December 31, 2020	485,441	$486	$38,256,584	$–	$(51,360,320)	$(13,103,250)

See Accompanying Notes to Financial Statements.

Auddia Inc.

Statement of Cash Flows

For the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(4,051,221)	$(5,230,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	372,366	690,542
Share-based compensation	69,841	411,823
Issuance of common stock for consulting services	–	146,773
Issuance of related party debt for consulting services	–	486,198
Change in assets and liabilities:
Accounts receivable	16,361	86,026
Accrued fees to a related party	942,398	142,399
Accounts payable and accrued liabilities	657,874	320,796
Net cash used in operating activities	(1,992,381)	(2,945,688)

Cash flows from investing activities:
Software capitalization	(867,578)	(704,167)
Purchase of property and equipment	(2,686)	(13,048)
Net cash used in investing activities	(870,264)	(717,215)

Cash flows from financing activities:
Proceeds from related party debt	539,499	1,005,000
Repayments of related party debt	(345,297)	(57,203)
Proceeds from issuance of common stock	107,007	1,187,975
Proceeds from issuance of PPP Loan	268,662	–
Proceeds from issuance of convertible and related party notes payable	2,262,365	1,742,174
Deferred offering costs capitalized	(141,908)	(196,511)
Net cash provided by financing activities	2,690,328	3,681,435

Net (decrease) increase in cash	(172,317)	18,532

Cash, beginning of year	290,231	271,699

Cash, end of year	$117,914	$290,231

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,337,140	$323,250

Supplemental disclosures of non-cash activity:
Conversion of notes to convertible notes	$–	$250,000
Conversion of accounts payable to convertible notes	$–	$17,197

See Accompanying Notes to Financial Statements.

Auddia Inc.

Notes to Financial Statements

For the Year Ended December 31, 2020

Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Auddia Inc., formerly Clip Interactive, LLC, (the “Company”, “Auddia”, “we”, “our”) is a technology company that makes radio broadcasts and streaming audio content digitally actionable and measurable. On January 14, 2012, Clip Interactive, LLC was formed as a Colorado limited liability company and on November 25, 2019 changed its trade name to Auddia.

Effective February 16, 2021, the Company converted from Clip Interactive, LLC, a Colorado limited liability company to Auddia Inc., a Delaware corporation. This accounting change has been given retrospective treatment in the financial statements.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to valuation of capital stock, warrants and options to purchase shares of the Company's common stock, and the estimated recoverability and amortization period for capitalized software development costs. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Risks and Uncertainties

The Company is subject to various risks and uncertainties frequently encountered by companies in the early stages of development. Such risks and uncertainties include, but are not limited to, its limited operating history, competition from other companies, limited access to additional funds, dependence on key personnel, and management of potential rapid growth. To address these risks, the Company must, among other things, develop its customer base; implement and successfully execute its business and marketing strategy; develop follow-on products; provide superior customer service; and attract, retain, and motivate qualified personnel. There can be no guarantee that the Company will be successful in addressing these or other such risks.

Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2020 or December 31, 2019. The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At December 31, 2020 and December 31, 2019, the Company had approximately $0 and $47,000, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. The allowance for doubtful accounts was $0 at December 31, 2020 and $2,500 at December 31, 2019.

Credit Risk, Major Customers, and Suppliers

Revenues are predominately in the radio industry located primarily in the United States. The Company extends trade credit to its customers on terms that are generally practiced in the industry. Two customers accounted for approximately 72% and 82% of revenues for the year ended December 31, 2020 and 2019, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided utilizing the straight line method over the estimated useful lives for owned assets, ranging from two to five years.

Software Development Costs

The Company accounts for costs incurred in the development of computer software as software research and development costs until the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose is probable.

The Company ceases capitalization of development costs once the software has been substantially completed and is available for its intended use. Software development costs are amortized over a useful life estimated by the Company’s management of five years. Costs associated with significant upgrades and enhancements that result in additional functionality are capitalized. Capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in software technologies.

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are impaired and expensed during the period of such determination. Software development costs of approximately $867,600 and $704,200 were capitalized for the years ended December 31, 2020 and 2019, respectively. Amortization of capitalized software development costs were approximately $368,300 and $684,000 for the years ended December 31, 2020 and 2019, respectively and are included in depreciation and amortization expense.

Offering Costs

The Company deferred direct and incremental costs associated with its IPO that occurred in February 2021. During the years ended December 31, 2020 and December 31, 2019 offering costs in the amounts of $50,284 and $196,511 were capitalized, consisting principally of legal, advisory, and consulting fees incurred in connection with the formation and preparation for the IPO.

Long-Lived Assets

The Company reviews its tangible and limited lived intangible long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. If a potential impairment is indicated, the Company compares the carrying amount of the asset to the undiscounted future cash flows associated with the asset. In the event the future cash flows are less than their carrying value, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined long-lived assets were not impaired at December 31, 2020 and December 31, 2019.

Income Taxes

Prior to the Company’s conversion to a Delaware corporation in February 2021, the Company was a limited liability company and had elected to be treated as a pass-through entity for income tax purposes. Accordingly, taxable income and losses of the Company were reported on the income tax returns of its members, and no provision for federal income taxes have been recorded in the accompanying financial statements. Had the Company been a taxable entity, no provision for income taxes would have been recorded as the Company has sustained losses since inception

The Company may only recognize tax benefits from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to its subjective assumptions and judgments.

ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2019, the Company adopted ASC 606 using the modified retrospective method. This method required retrospective application of the new accounting standard to all unfulfilled contracts that were outstanding as of January 1, 2019.

Revenue Recognition

Revenues are recognized when a contract with a customer exists, and the control of the promised services are transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those services. Substantially all revenues are generated from contracts with customers in the United States.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the year ended December 31, 2020 and 2019, were not significant.

Share-Based Compensation

The Company accounts for share-based compensation arrangements with employees, directors, and consultants and recognizes the compensation expense for share-based awards based on the estimated fair value of the awards on the date of grant.

Compensation expense for all share-based awards is based on the estimated grant-date fair value and recognized in earnings over the requisite service period (generally the vesting period). The Company records share-based compensation expense related to non-employees over the related service periods.

Net Loss per Share

Basic loss per share common share is calculated based on the weighted-average number of common shares outstanding in accordance with FASB ASC Topic 260, Earnings per Share. Diluted net (loss) income per share is calculated based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares. When the Company reports a net loss, the calculation of diluted net loss per share excludes potential common shares as the effect would be anti-dilutive. Potential common shares are composed of shares of common issuable upon the exercise of options and warrants.

Geographic Locations & Segments

For the year ended December 31, 2020 and 2019, 100% of revenue attributable to customers and 100% of our net assets are located within the United States.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies.

Liquidity, Capital Resources and Going Concern

At December 31, 2019, the Company had liabilities in excess of assets in the amount of approximately $9.2 million. During 2020, the Company received approximately $2.7 million from the proceeds from the issuance of indebtedness, but sustained a net loss of approximately $4.1 million and had consumed cash in operating activities of approximately $2.0 million during the year.

Prior to the IPO, the Company has satisfied its capital needs with the net proceeds from its sales of equity securities, the issuance of convertible debt and bank debt. Company management expects to continue to incur net losses and have significant cash outflows for at least the next 12 months.

Subsequent to December 31, 2020, the Company completed its IPO and received proceeds of approximately $15.2 million from the sale of its securities and extinguished approximately $4.6 million of indebtedness via the conversion of convertible and related party debt to shares of Common Stock (see Note 11). These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern.

Based on this analysis the Company concluded it has the ability to continue as a going concern for at least the next 12 months.

Note 2 – Revenue Recognition

Legacy Platform Phase Out

From 2014 through 2020, the Company was successful in deploying its platform across 580 major radio stations and 1.6 million monthly active users. The Company’s legacy product served the broadcast industry by providing a platform that allows for the delivery of actionable digital ads that are synchronized with broadcast and streaming audio ads. Broadcasters offer mobile and web digital interfaces to their listeners, typically for their individual stations. Our Interactive Radio Platform provides mobile and web products that provide end users (listeners) with a visual display of everything a radio station has played in recent history (referred to as a “station feed”).

In addition to displaying album art for songs played, and digital insertions for station promotions and programs (e.g., a radio station contest), the station feed also includes a digital element for each audio ad that was played. These interactive, synchronized digital ads generate additional revenue for broadcasters and allowed for the collection of meaningful advertising analytics which we present to broadcasters through an analytics dashboard.

The Company began phasing out its Interactive Radio Platform in early 2020 and ceased operations related to the legacy platform by August 1, 2020. Much of the core technology of this platform is being leveraged for re-use with our new products, Auddia and Vodacast, currently under development. Furthermore, our well established relationships with more than a dozen broadcasters through the sales, marketing and digital services operations are being maintained as we seek to deploy the Auddia App at national scale.

The Company’s legacy contracts with customers generally fell within two formats: (1) those that encompass development services, access to the Company’s interactive technology platform through a hosted business model and the ability to execute placement of spot advertising through the Company’s interactive technology platform, or (2) contracts exclusively for digital advertising placement of spot ads through the Company’s mobile apps and web players. The Company allocated the transaction price to each separate performance obligation as applicable within each contract based upon their relative selling prices.

Development Service Fee Revenue

Revenue generated from development services were comprised of services for the development, design and customization of software applications for station branded mobile apps and web/desktop players for radio stations. The mobile apps enabled our customer’s users to interact with the live broadcast and streaming content while providing attribution to each station and enabling local and national digital monetization capabilities.

The web/desktop player provided a listening platform that enables full interactive radio capabilities for desktop users that prefer web based listening. The Company determined that the development, design, build and deployment, configuration, and customization are a bundle of professional services provided to the customer for the purpose of the Mobile and Web Desktop Apps and were considered a single performance obligation. Revenue was recognized over time as the services are satisfied and any advanced payments received are not recognized as revenue but instead was recorded in a deferred contract liability until the customer’s services were satisfied. Under the Company’s current outstanding contracts such services have been minimal and are not expected to be a significant performance obligation under its existing contracts in the future.

Platform Services Fee Revenue

Revenue generated from platform services were comprised of the customer’s use of the Company’s interactive technology platform that includes access rights to use the licensed software, software hosting, support and maintenance, data tracking analytics, advertising trafficking and monitoring of the mobile app and web/desktop player applications. The Company determined that the hosting of software, license access, support, training, maintenance and unspecified periodic upgrades or updates, monitoring hardware, interactive content management, access to content library, data and analytics dashboard, programming and Ad campaign training are a bundle of product and services that have the same period and pattern of transfer as the service to access the Company’s Platform and have been treated a single performance obligation. Revenue is recognized over time as the customer simultaneously receives and consumes the benefits provided by the Company’s platform services.

Advertising Revenue

The Company legacy contracts generated advertising revenue in two distinctive forms: one which can be from third party advertisers that place ads on the Company’s mobile apps and web players which are separate customer contracts whereby such advertising access is the only service and performance obligation within those contracts, and second is ad placements on the same platform but managed by the Company for its customers in connection with its contracts to provide development services and Platform access services to its customers.

The external advertising revenues are comprised of local and national interactive spots that are sourced and managed by customers or by third party service providers (such as Google), whereby the Company receives a portion of the dollars spent by the advertiser. In late 2018, the Company decided to move to only internally managed digital advertising for 2019 and discontinue revenue sharing agreements with our clients for advertising sourced by the client. Revenue is recognized as performance obligations are satisfied on a net basis as the Company is acting as an agent, which generally occurs as ads are delivered through the platform. We generally recognize revenue based on delivery information from the external providers campaign trafficking systems.

The internal advertising revenues are comprised of advertising fees for local and national interactive spot and local or digital only advertising campaign fees that are managed by the Company. For these advertising spots, the Company retains all the money spent on the advertising campaigns run on the Company’s interactive platform. Revenue is recognized as performance obligations are satisfied, which generally occurs as ads are delivered through the platform.

For Interactive and Digital Campaign and Spot Ad Fees which may include customer digital and interactive spot ad campaigns, interactive spot campaigns, the revenue is recognized at a point in time under the “as-invoiced” practical expedient, since customer usage driven variability is not required to be estimated but rather is allocated to the distinct time period in which the variable activity occurs.

Certain customers may receive platform fee credits or advertising discounts, which are considered as variable consideration in the determination of the transaction price. These performance obligations related to the fixed price arrangements is discounted ratably based on their relative standalone selling prices.

Contract Assets and Liabilities

The Company had no contract assets or contract liabilities at December 31, 2020 or December 31, 2019 as the Company does not receive payments in advance and is generally entitled to bill for monthly services as they are provided under its existing customer contracts.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the duration of the contracts for which we pay commissions are less than one year. These costs are included in the sales and marketing line item of our Statements of Operations. Currently the Company does not have any significant acquisition costs which have been incurred associated with the acquisition of its customer contracts and therefore, no deferred customer acquisition costs have been recorded.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents revenues disaggregated by revenue source:

	Year Ended December 31,
	2020	2019
Revenues
Platform Service Fees (hosting services, support, data analytics)	$85,800	$249,775
Digital advertising served by 3rd parties	–	194,401
Digital advertising served by Clip Interactive	25,124	14,650
	$110,924	$458,826

Note 3 – Balance Sheet Disclosures

Accounts payable and accrued liabilities consist of the following:

	December 31, 2020	December 31, 2019
Accounts payable	$1,111,621	$771,992
Credit cards payable	22,885	25,562
Accrued interest	364,856	97,855
Wages payable	53,922	–
	$1,553,284	$895,409

Note 4 – Line-of-Credit

The Company entered into a line of credit with a bank originally dated November 7, 2012 and amended it on November 5, 2016. On April 10, 2018 the Company refinanced its line-of-credit with a different bank and amended this agreement on July 10, 2019. The available principal balance under the line of credit is $6,000,000, and the outstanding balance accrues interest at a variable rate based on the bank’s prime rate plus 1% (3.75% at December 31, 2020 and 5.75% at December 31, 2019) but at no time less than 4.0%. Monthly interest payments are required, with any outstanding principal due on July 10, 2021. The Company maintains a minimum balance at the lender to cover two months of interest payments. The line of credit is collateralized by all assets of the Company as well as certain cash assets of two shareholders in control accounts at the lender. One control account has a balance of $2,000,000 and the other control account has a balance of $4,000,000. The shareholder with the $2,000,000 control account has a collateral agreement with the Company which is described in Note 6. The shareholder with the $4,000,000 control account at the lender personally guarantees the full amount of the loan. The outstanding balance on the line-of-credit at December 31, 2020 and December 31, 2019 was $6,000,000. As described in Note 11, as a result of the IPO, the balance on the line of credit was reduced by $4.0 million to make the outstanding balance $2.0 million.

Note 5 – Convertible Notes Payable

During the year ended December 31, 2020 investors purchased an additional $404,601 of our convertible notes, such that at December 31, 2020 the balance of the convertible notes, including accrued interest, was $2,146,775. These convertible notes accrue interest at 6.0% per year and were scheduled to mature on December 31, 2021. In the event of an IPO being completed, the Notes automatically convert into Common Stock at discounts ranging from 50% to 75% of the IPO price. As described in Note 11, all the convertible notes converted into shares of common stock in February 2021 upon the completion of the IPO.

Note 6 – Notes Payable and Accrued Fees to Related Parties

Accrued Fees to a Related Party

The Company had an agreement with a shareholder to provide collateral for a bank line of credit described in Note 4 – Line-of-Credit. The amount of the cash collateral provided by the shareholder to the bank was $2.0 million. The collateral agreement required a commitment to pay collateral fees of $710,000 (comprised of annual interest of $660,000 plus the $50,000 renewal fee) to the shareholder and issue 3,454 common stock warrants. In January 2019, in connection with the collateral agreement, the Company converted accrued fees of $725,000 into an unsecured note payable, which bears interest at 33% annually and had a maturity date of December 31, 2021. The fees accruing on the collateral arrangement are 33% percent of the collateral amount annually plus an annual renewal fee of $50,000, with $942,397 being recorded as interest expense for the twelve months ended December 31, 2020. The balance outstanding on the accrued collateral fees was $1,960,336 at December 31, 2020, excluding the $725,000 unsecured note payable. The collateral agreement automatically renews annually on April 13. As described in Note 11, the notes payable and accrued interest due to this shareholder converted to shares of common stock in February 2021 due to the IPO.

Notes Payable to Related Parties and Deferred Salary

An executive officer of the Company agreed to defer receipt of compensation to preserve liquidity in the Company. The accumulated amount of compensation owed to this executive officer was approximately $631,000 at December 31, 2020. The Company paid this deferred compensation in 2021.

As discussed above in Accrued Fees to a Related Party, in January 2019, in connection with the collateral agreement, the Company converted accrued fees of $725,000 into an unsecured note payable, which bears interest at 33% annually and had a maturity date of December 31, 2021.

During 2019, the Company issued notes payable (the "Notes") to three related parties for $80,000, $200,000 and $50,000, respectively. The Notes did not accrue interest or have a stated maturity date. The outstanding note payable for $80,000 was repaid in January 2020. In December 2019, the two other note holders elected to convert their notes into convertible Notes due December 31, 2021. Two other existing investors, who were owed a total of $17,197 for services by the Company, also agreed to convert their payables into convertible Notes. During 2019 the Company issued a note payable to a related party for consulting services incurred by the Company in the amount of $486,198. As of December 31, 2020, the outstanding balance for consulting services was $440,904.

In October 2019, a shareholder obtained $400,000 of short term financing from an unrelated lender. The shareholder then agreed to make the proceeds of that short term financing available to the Company. In exchange, the Company assumed responsibility for all payments and charges (including principal, interest and fees) required under such short term financing agreement. Under the agreement the Company was advanced $188,000, net of $12,000 in closing fees, and the remaining $200,000 was put into an escrow account owned and controlled by the shareholder. A loan financing fee in the amount of $100,000 is due upon maturity, of which the amount relating to 2019 of $75,000 is included in accrued expenses at December 31, 2019. In December 2019, the Company made a principal payment in the amount of $57,203, and accordingly, the outstanding principal balance was $142,797 at December 31, 2019, and is included in Notes payable to related parties on the balance sheet. The remaining balance of $242,797 which included principal and loan financing fees, was repaid in January 2020.

In February 2020, the Company obtained a new $500,000 short term loan from the same related party. The Company was advanced $485,000, net of $15,000 in closing fees, and immediately placed $140,741 into an escrow account, owned and controlled by the shareholder to provide funds for the scheduled repayments. Repayment of the principal and loan financing fee occurs through weekly payments of $17,593 until the loan and financing fee is paid in full. The loan financing fee increases with the length of the payback period and is maximized at $165,000 after month five. The outstanding balance of principal at December 31, 2020 was $271,759.

Promissory Notes Payable

During the twelve months ended December 31, 2020, the Company issued, to a number of existing shareholders, in four separate tranches, $1,857,764 of Promissory Notes that accrue interest at a rate of 6% per year and mature on December 31, 2021. When issued, the notes incorporated the following attributes; interest on the Notes accrue at 6% and upon the successful completion of a qualified IPO by December 31, 2021, the notes and accrued interest would convert into equity at a per share valuation equal to $40.0 million. In addition, each investor in the Promissory Notes would receive shares and warrants based on a formula that takes into account the number of shares and warrants the investor owned before the investment in these Promissory Notes, as well as a portion of the bonus allocation of 1,038,342 shares made available to the investors. As described in Note 11, all the Promissory Notes converted into common shares in February 2021 due to the completed IPO.

Cares Act Paycheck Protection Program Loan

In April 2020, the Company entered into a promissory note evidencing an unsecured loan (the “Loan”) in the amount of $268,662 made to the Company under the Paycheck Protection Program (the “PPP”). The PPP was established under the CARES Act and is administered by the U.S. Small Business Administration.

The promissory note matures in April 2022 and bears interest at a rate of 1% per annum. Beginning November 2020, the Company is required to make 18 monthly payments of principal and interest in the amount of $14,370. The Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from the Loan may only be used for payroll costs (including benefits), interest on mortgage obligations, rent, utilities and interest on certain other debt obligations.

The Note contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the lender or breaching the terms of the Loan documents. The occurrence of an event of default will result in an increase in the interest rate to 18% per annum and provides the lender with customary remedies, including the right to require immediate payment of all amounts owed under the promissory note.

Pursuant to the terms of the CARES Act and the PPP, the Company plans to apply to the lender for forgiveness for the amount due on the Loan, which it has already initiated. The amount eligible for forgiveness is based on the amount of Loan proceeds used by the Company (during the eight-week period after the lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. While the Company expects 100% of the loan to be forgiven, no assurance can be given that the Company will obtain forgiveness of the Loan in whole or in part.

Note 7 – Commitments and Contingencies

Operating Lease

The Company leases approximately 3,000 square feet of office space under a non-cancelable operating sublease. Rent expense was $72,999 and $144,853 for the year ended December 31, 2020 and 2019, respectively. In October 2019, the Company entered into a new sublease, with monthly rent of $5,000 plus a pro-rata share of utilities. In October 2020, the Company renewed this sublease for an additional seven months, on the same terms, which will expire on April 30, 2021. We are currently searching for a new principal office and believe that suitable space, at commercially reasonable terms, is readily available to accommodate the current and future needs of our operations.

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Collateral Fees

The Company has a commitment to pay annual collateral fees as described in Note 6.

Note 8 - Share-based Compensation

Stock Options

The following table presents the activity for stock options outstanding:

		Weighted
	Non-Qualified	Average
	Options	Exercise Price
Outstanding - December 31, 2019	302,578	$3.21
Granted	–	–
Forfeited/canceled	(2,225)	$3.21
Exercised	–	–
Outstanding - December 31, 2020	300,353	$3.21

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price*	Life*	Number	Price*
$2.70	68,518	$2.70	3.45	124,786	$2.70
$2.90	56,236	$2.89	6.75	17,782	$2.89
$4.26	175,599	$4.25	8.87	139,933	$4.25
Total - December 31, 2020	300,353	$3.65	7.28	282,501	$3.48

________________________

* Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Warrants

The following table presents the activity for warrants outstanding:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding - December 31, 2019	341,918	$7.02

Granted	14,341	$14.68
Forfeited/cancelled/restored	2,075	$9.13
Exercised	–	–
Outstanding - December 31, 2020	358,334	$7.02

All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of approximately 2.75 years as of December 31, 2020.

Note 9 – Deficiency in Shareholders’ Equity

On February 17, 2021, the Company converted its LLC membership equity units into 485,441 shares of Common Stock with a $0.001 par value. The conversion has been given retrospective treatment. As a result, the Company has reflected 419, 365 shares of Common Stock outstanding at December 31, 2018.

During 2019, the Company issued 43,629 shares of common stock for cash, and 7,664 shares of common stock for services valued at $146,773.

During 2020, the Company issued 14,783 shares of common stock for cash.

Note 10 – Net Loss Per Share

Basic net loss per share is computed by dividing net loss, which is allocated based upon the proportionate amount of weighted average shares outstanding, to each class of stockholder’s stock outstanding during the period. For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans.

December 31, 2020 and 2019, 58,828 and 44,178, respectively of potentially dilutive weighted average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

Note 11 – Subsequent Events

The Company has evaluated all subsequent events after December 31, 2020, and there were no material subsequent events requiring disclosure, except the following.

In January 2021, the Company applied for and received a second loan of $267,000 the under the Paycheck Protection Program (the “PPP”) on the same terms as the first PPP Loan. The PPP was established under the CARES Act and is administered by the U.S. Small Business Administration.

In January 2021, a majority of the holders of all of the Company’s debt securities, including its Convertible Debt, Promissory Notes, Notes and Accrued Fees Payable to Related Parties agreed to extend the maturity date of the approximately $7.3 million of debt securities, which were in technical default, from December 31, 2020 to December 31, 2021.

In February 2021, the Company completed an IPO of 3,991,818 units, at $4.125 per unit, consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.54 per share. After deducting Underwriters commissions and expenses, the Company received net proceeds of approximately $15.2 million. Due to the successful completion of the IPO, all the Company’s existing Convertible Debt, Accrued Interest, Accrued Fees payable to Related Parties, and Promissory Notes were converted in common shares.

In conjunction with the Company’s conversion from a limited liability company to a corporation in February 2021, all of the Company’s then outstanding LLC membership units were converted into shares of common stock.

Concurrently with the IPO, holders of the Company’s promissory notes, convertible notes, and related party notes, along with accrued interest, were converted into approximately 6.8 million shares of the Company’s common stock, with beneficial conversion rates charged to interest expense upon conversion.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal Control Over Financial Reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2018 and remained unremediated as of December 31, 2020. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

The material weaknesses we identified are related to the design and maintenance of an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately and we did not design and maintain controls to ensure adequate segregation of duties within our financial reporting function including the preparation and review of journal entries. In response to the material weaknesses, we took a number of actions to improve our internal control over financial reporting and determined that as of December 31, 2020, that the controls that were designed have not been operating effectively for a sufficient period of time to conclude that the material weaknesses have been remediated.

Remediation Activities

Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken. We added additional accounting resources with appropriate levels of experience, including a new Chief Financial Officer, and reallocated responsibilities across the accounting organization to ensure that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review; and strengthened our internal policies, processes and reviews, including drafting of related documentation thereof.

The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above.

While progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing these processes, procedures and controls. Additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. We believe the above actions will be effective in remediating the material weaknesses described above and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Other than the applicable remediation efforts described in “Remediation of Previously Reported Material Weaknesses” above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive officers and directors

Set forth below are the names, ages and positions of our executive officers and directors as of March 31, 2021.

Name	Age	Position(s) held	Served as a Director and/or Officer Since
Executive Officers
Jeffrey Thramann, M.D.	55	Executive Chairman and Director	2012
Michael Lawless	57	Chief Executive Officer, Secretary & Director	2012
Peter Shoebridge	57	Chief Technology Officer	2013
Richard Liebman	65	Chief Financial Officer	2019

Non-Employee Directors
Stephen Deitsch	49	Director	2021
Timothy J. Hanlon	52	Director	2021
Thomas Birch	68	Director	2021

Executive officers

Jeffrey Thramann, Executive Chairman. Dr. Thramann founded the Company in 2012 and oversees strategic initiatives, capitalization and governance at the Company. This includes day-to-day involvement in working with senior management to establish the strategic vision of the Company, prioritizing product launches, working with the CEO and CFO on the financial plans of the Company, and assisting the CEO in recruitment and hiring of senior executives and the pursuit of business development activities. It also includes leading efforts to secure capital for the Company, building the board of directors and leading board meetings. In 2002, Dr. Thramann was the founder and became the chairman of Lanx, LLC. Lanx was an innovative medical device company focused on the spinal implant market and created the interspinous process fusion space with the introduction of its patented Aspen product. Lanx was sold to Biomet, Inc., an international orthopedic conglomerate, in 2013. Concurrent with Lanx, in 2006 Dr. Thramann was also the founder and chairman of ProNerve, LLC. ProNerve was a healthcare services company that provided monitoring of nerve function during high risk surgical procedures affecting the brain and spinal cord. ProNerve was sold to Waud Capital Partners, a private equity firm, in 2012.

Prior to ProNerve and concurrent with Lanx, Dr. Thramann was the founder and chairman of U.S. Radiosurgery (USR). USR is a healthcare services company that provides advanced radiosurgical treatments for tumors throughout the body. USR became the largest provider of robotic guided CyberKnife treatments of such tumors in the U.S. and was sold to Alliance Healthcare Services (Nasdaq; AIQ) in 2011. From 2001 through 2008, Thramann was the founder and senior partner of Boulder Neurosurgical Associates, a neurosurgical practice serving Boulder County, Colorado. Dr. Thramann is the named inventor on over 50 U.S. and international issued and pending patents. He completed his neurosurgical residency and complex spinal reconstruction fellowship at the Barrow Neurological Institute in Phoenix, AZ, in 2001. He is a graduate of Cornell University Medical College in New York City and earned a BS in electrical engineering management at the U. S. Military Academy in West Point, NY.

Michael Lawless, Chief Executive Officer: Mr. Lawless is a technology startup veteran having held key leadership positions in research and development, engineering, product development and operations. Prior to joining the Company in 2012, from 2009 to 2011 he was one of the founding executives and Chief Operating Officer of Trada, Inc., a company engaged in the business of crowdsourced digital ad campaign creation and management. In addition to establishing the business operations and processes for Trada, he was responsible for building and managing the product team and operating their internet advertising marketplace SaaS product. He earned a BS in Human Factors Engineering from the U.S. Air Force Academy and his master’s degree in Experimental Psychology with an emphasis on Human-Computer Interaction from The University of Dayton.

Peter Shoebridge, Chief Technology Officer: Mr. Shoebridge joined the Company in 2013 and has over 35 years of professional experience in the software development industry. He has been involved with internet related technologies since 1996. From 2008 to 2012, he was the CEO and co-founder of Blue Yonder Gaming, Corp., a casino gaming systems and gaming company. Prior to Blue Yonder he was Vice President of engineering at Sona Mobile, Inc and led the team that built the first wireless gaming system to receive federal regulatory approval. He also led the team that built the Sona Gaming System, a server-based gaming platform. Mr. Shoebridge has worked in many different technology sectors including the real-time financial industry, casino gaming including bingo systems, accounting and automotive. He was educated in London, England.

Richard Liebman, Chief Financial Officer: Mr. Liebman has over 25 years of financial management experience. He has been the Chief Financial Officer of two public companies, ServiceWare Technologies and Migo Software. Since 2011, he has been an independent financial and accounting consultant, in which role he has served as CFO for numerous private technology companies. He has previously served on the Board of Directors of two public companies, Vital Signs, Inc. and Psicor. Earlier in his career, he was an Investment Banker in the Corporate Finance groups of Oppenheimer & Co., and L.F. Rothschild, Unterberg Towbin. He received his M.B.A. at Columbia Business School and his undergraduate degree from Brown University.

Non-employee directors

Stephen M. Deitsch Director: Mr. Deitsch has extensive strategic, operational, and financial leadership experience at both publicly traded and privately held companies. Mr. Deitsch currently serves as Chief Financial Officer of Paragon 28, Inc., a leading privately held global orthopedics company. From April 2017 to August 2019, Mr. Deitsch served as Senior Vice President and Chief Financial Officer of BioScrip, Inc. (formerly Nasdaq: BIOS) which is now part of Option Care Health, Inc. (Nasdaq: OPCH). From August 2015 to April 2017, Mr. Deitsch served as Executive Vice President, Chief Financial Officer and Corporate Secretary of Coalfire, Inc., a leading cyber-security firm. Mr. Deitsch served as the Chief Financial Officer of Biomet Spine, Bone Healing, and Microfixation from July 2014 to July 2015 and as Vice President Finance, Corporate Controller of Biomet, Inc. from February 2014 to July 2014. Mr. Deitsch was the Chief Financial Officer of Lanx, Inc. from September 2009 until it was acquired by Biomet in October 2013. From 2002 to 2009, Mr. Deitsch served in various senior financial leadership roles at Zimmer Holdings, Inc. (formerly NYSE: ZMH and now part of Zimmer Biomet, Inc NYSE: ZBH). Mr. Deitsch has been a director of Green Sun Medical, a privately held medical device company, since October 2017.

Timothy J. Hanlon Director: Mr. Hanlon is the founder and has been Chief Executive Officer of The Vertere Group LLC since 2012, a boutique media industry strategic advisory and consulting firm specializing in helping innovation-seeking clients navigate the complex intersections among media, marketing, advertising, and technology. Prior to 2012, he was founder and Managing Director of Mediabrands Velocite (Interpublic Group), the innovation-centric partnership and strategic investment arm of Interpublic Group’s corporate media agency division Mediabrands, where he was chiefly responsible for entrepreneurial innovation through proprietary relationships with more than a dozen innovative venture-backed media/marketing startups. Mr. Hanlon has over 20 years of, digital and “emerging” media and marketing experience, including senior management positions at marketing promotions agency Frankel (Chicago, IL), regional advertising agency Creative Alliance (Louisville, KY), digital content pioneer Starwave (Bellevue, WA), and credit card issuer MBNA America (Wilmington, DE). Mr. Hanlon holds an MBA from the University of Chicago, Booth Graduate School of Business, and a BA from Georgetown University.

Thomas Birch, Director: Mr. Birch brings over 50 years of on-air, online, media, media research and media brokerage experience. Since 2005, Mr. Birch has been the owner and CEO of Lakes Media LLC, a six station radio group operating in southern Virginia and northern North Carolina. In addition, since 2018 Mr. Birch has also been a Director of Media Services Group, one of the nation’s largest brokers of radio stations, television stations, broadcast towers and other broadcast-related entities. Mr. Birch was the founder and CEO of Birch Research Corporation, a syndicated radio ratings and market research company. In 1987, Birch Research was acquired by Dutch publishing conglomerate VNU (now known as Nielsen). Following the sale, the company merged with VNU subsidiary Scarborough Research and was renamed Birch/Scarborough Research. Mr. Birch served as Chairman and CEO of the merged Birch/Scarborough entity until his departure in 1990. At its peak, Birch/Scarborough employed more than 1,200 people nationwide and maintained sales offices in New York, Chicago, Los Angeles, Atlanta, and Dallas and through its Canadian subsidiary Birch Radio/Canada, had offices in Toronto and Montreal. Mr. Birch was a Partner and Chief Financial Officer of Simmons Market Research Bureau from 2001 to 2003, where he significantly reduced operating expenses, increased operating profits and refinanced company debt which enabled the company to avoid bankruptcy and be positioned for acquisition in 2004 by Experian. From 1990 through 1999, Mr. Birch was owner and CEO of Opus Media Group, a radio group owner with stations operating in Florida, Georgia, Louisiana and Mississippi. Mr. Birch is a member of the National Association of Broadcasters Committee on Local Radio Audience Measurement (COLRAM), and continues to have a voice in the improvement of audience measurement metrics from Nielsen Audio and other research providers. Mr. Birch is a native of Binghamton, NY and holds a BS from the School of Industrial and Labor Relations at Cornell University.

Section 16(a) Beneficial Ownership Reporting Compliance

Following our IPO, Section 16(a) of the Exchange Act requires our directors, executive officers, and persons holding more than 10% of our common stock to report their initial ownership of the common stock and other equity securities and any changes in that ownership in reports that must be filed with the SEC. The SEC has designated specific deadlines for these reports, and we must identify in our Annual Report on Form 10-K those persons who did not file these reports when due.

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed to date in 2021 by Section 16(a) under the Exchange Act, except that (i) each of Messrs. Deitsch, Hanlon, Thramann, Lawless, Shoebridge, Liebman and Minicozzi filed a late Form 3, and (ii) Dr. Thramann filed one late Form 4.

Election of Officers

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Composition of the Board of Directors

Our board of directors currently consists of five members. Three of our directors are independent within the meaning of the independent director guidelines of the Nasdaq Stock Market.

Each director’s term continues until the election and qualification of his successor, or his earlier death, resignation or removal. Our restated certificate of incorporation and restated bylaws authorize only our board of directors to fill vacancies on our board of directors.

Director Independence

Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within a specified period following the completion of its IPO. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his capacity as a member of the audit committee, the board of directors or any other board committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (ii) be an affiliated person of the listed company or any of its subsidiaries. We currently satisfy the audit committee independence requirements of Rule 10A-3. Additionally, compensation committee members must not have a relationship with us that is material to the director’s ability to be independent from management in connection with the duties of a compensation committee member.

Our board of directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that all of our directors, except for Jeffrey Thramann and Michael Lawless, are “independent directors” as defined under the applicable rules and regulations of the Securities and Exchange Commission, or SEC, and the listing requirements and rules of Nasdaq. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Committees of the Board of Directors

Our board of directors has an audit committee, a compensation committee and a nominating and governance committee, each of which have the composition and responsibilities described below following the completion of our IPO. Each of the below committees has a written charter approved by our board of directors. Following completion of our IPO, copies of each charter were posted on the investor relations section of our website. Members will serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our audit committee is comprised of Stephen Deitsch, Thomas Birch, and Timothy J. Hanlon, with Stephen Deitsch as the chairman of our audit committee. The composition of our audit committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations. Each member of our audit committee is financially literate. In addition, our board of directors has determined that Stephen Deitsch is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. This designation does not impose on Mr. Deitsch any duties, obligations or liabilities that are greater than are generally imposed on members of our audit committee and our board of directors. Our audit committee is directly responsible for, among other things:

•	selecting and hiring our independent registered public accounting firm;

•	the qualifications, independence and performance of our registered public accounting firm;

•	the preparation of the audit committee report to be included in our annual proxy statement;

•	our compliance with legal and regulatory requirements;

•	our accounting and financial reporting processes, including our financial statement audits and the integrity of our financial statements; and

•	reviewing and approving related-person transactions.

Compensation Committee

Our compensation committee is comprised of Timothy J. Hanlon, Thomas Birch, and Stephen Deitsch, with Timothy J. Hanlon as the chairman of our compensation committee. Each member of our compensation committee is a non-employee director, as defined by Rule 16b-3 promulgated under the Exchange Act and meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Our compensation committee is responsible for, among other things:

•	evaluating, recommending, approving and reviewing executive officer compensation arrangements, plans, policies and programs;

•	evaluating and recommending non-employee director compensation arrangements for determination by our board of directors;

•	administering our cash-based and equity-based compensation plans; and

•	overseeing our compliance with regulatory requirements associated with the compensation of directors, officers and employees.

Nominating and Governance Committee

Our nominating and governance committee is comprised of Thomas Birch, Stephen Deitsch, and Timothy J. Hanlon, with Thomas Birch as the chairman of our nominating and governance committee. Each member of our nominating and governance committee meets the requirements for independence under the current Nasdaq listing standards. Our nominating and governance committee is responsible for, among other things:

•	identifying, considering and recommending candidates for membership on our board of directors;

•	overseeing the process of evaluating the performance of our board of directors; and

•	advising our board of directors on other corporate governance matters.

Compensation Committee Interlocks and Insider Participation

None of the current members of our compensation committee has at any time been one of our officers or employees. None of our executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee during the year ended December 31, 2020.

Code of Business Conduct and Ethics

Following our IPO, our board of directors adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer and other executive and senior officers. The full text of our code of business conduct and ethics is posted on the investor relations section of our website. The reference to our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on our website into this Annual Report on Form 10-K. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions, on our website or in public filings to the extent required by the applicable rules.

Non-Employee Director Compensation

Our non-employee directors began serving on our board following our February 2021 IPO. Accordingly, our current non-employee directors did not receive any cash or equity compensation from the Company for the year ended December 31, 2020. Our Executive Chairman, Dr. Thramann, and our President and Chief Executive Officer, Mr. Lawless, do not receive compensation for their services as a director.

Following our February 2021 IPO, our board of directors approved compensation for our non-employee directors. Our non-employee directors will receive annual cash compensation of $25,000 for service on the board, and additional cash compensation for the chairperson members as set forth below. All cash payments will be made quarterly in arrears, and pro-rated for any partial quarters of service.

•	Audit Committee Chair: $20,000

•	Compensation Committee Chair: $10,000

•	Nominating and Governance Committee Chair: $10,000

We expect that our non-employee directors will also receive equity grants under our 2021 Equity Incentive Plan as compensation for their board service. The board has not yet determined the amount or timing for any initial equity grants to our non-employee directors.

Item 11.	Executive Compensation

Executive Compensation Overview

As an “emerging growth company,” we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act.

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during our fiscal year 2020, and our next two most highly compensated executive officers in respect of their service to our company for fiscal year 2020. Our named executive officers, or the Named Executive Officers, for the year ended December 31, 2020, are:

•	Jeffrey Thramann, our Executive Chairman;

•	Michael Lawless, our Chief Executive Officer; and

•	Peter Shoebridge, our Chief Technical Officer

Summary Compensation Table Year Ended December 31, 2020

The following table contains information about the compensation paid to or earned by each of our Named Executive Officers during the two most recently completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)(2) ***	Total ($)
Jeffrey Thramann - Executive Chairman(1)	2020	200,000	-0-	-0-	17,738	217,738
	2019	200,000	-0-	-0-	25,065	225,065

Michael Lawless - Chief Executive Officer	2020	210,833	-0-	-0-	20,287	231,121
	2019	215,916	-0-	-0-	25,065	240,981

Peter Shoebridge - Chief Technology Officer	2020	162,916	-0-	-0-	10,399	173,315
	2019	170,000	-0-	-0-	14,353	184,353

________________________

(1)	Dr. Thramann earns an annual salary of $200,000. Due to liquidity constraints, most of Dr. Thramman’s salary payments were deferred during the past several years. He was only paid cash compensation of $19,760 in 2020, and $24,000 in 2019. The total deferred amount owed to Dr. Thramann was approximately $631,000, and is included in our financial statements as a portion of “Accrued fees to a related party”. The Company paid this deferred compensation in early 2021.

(2)	Represents healthcare insurance premiums paid by the Company on behalf of the Named Executive Officers

Outstanding Equity Awards at December 31, 2020

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2020.

		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option
	Vesting	Options	Options	Exercise	Option
	Commencement	(#)	(#)	Price	Expiration
Name	Date	Exercisable(1)	Unexercisable(1)	($)	Date
Dr. Jeffrey Thramann	–	–	–	–	–

Michael Lawless	2/1/2018	47,147	–	2.70	9/8/2029
	8/15/2019	80,506	25,997	4.26	12/4/2029

Peter Shoebridge	2/1/2018	16,191	–	2.73	9/8/2029
	8/15/2019	27,406	8,850	4.26	12/4/2029

(1) Each equity award is subject to the terms of our 2013 Plan.

Employment Arrangement with Dr. Thramann

Dr. Thramann earns an annual salary of $200,000 for his service as our Executive Chairman.

Employment Agreement with Mr. Lawless

On February 6, 2012, we entered into an employment agreement with Mr. Lawless. The employment agreement provided for an initial annual base salary of $180,000 as well as an entitlement to an annual incentive bonus, upon certain conditions, in an amount determined by our board of directors.

Employment Agreement with Mr. Shoebridge

On April 1, 2014, we entered into an employment agreement with Mr. Shoebridge. The employment agreement provided for an initial annual base salary of $170,000 as well as an entitlement, upon certain conditions to an annual incentive bonus in an amount determined by our board of directors. The employment agreement is terminable by either part at will. In connection with the employment agreement, Mr. Shoebridge was issued options to purchase 75,068 shares of common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2021 by (i) each person who beneficially owned more than 5% of our outstanding shares of common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, the address of each executive officer and director is c/o Auddia, 5755 Central Ave., Suite C, Boulder, CO 80301.

The number of shares of common stock “beneficially owned” by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of shares of our common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power, and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after March 26, 2021.

The calculations set forth below are based upon 11,291,829 shares of common stock outstanding at March 26, 2021.

Unless otherwise indicated below, and subject to community property laws where applicable, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Jeffrey Thramann (1)	2,784,788	22.47%
Richard Minicozzi (2)	1,812,945	15.97%

Executive Officers and Directors:
Michael Lawless (3)	146,154	1.3%
Peter Shoebridge (4)	43,597	0.4%
Stephen Deitsch	–	0%
Timothy J. Hanlon	–	0%
Thomas Birch	–	0%
All directors and executive officers as a group (8 persons)	2,974,539	23.67%

___________________________

(1)	Dr. Thramann is also a director of the Company. Includes (i) 712,652 shares of common stock owned immediately following the corporate conversion, (ii) 969,000 shares of common stock purchased in the IPO, (iii) 134,136 shares of common stock underlying warrants exercisable within 60 days of March 26, 2021, and (iv) 969,000 shares of common stock underlying Series A warrants purchased in the IPO and exercisable within 60 days of March 26, 2021.
(2)	Includes (i) 1,750,450 shares of common stock owned immediately following the corporate conversion, and (ii) 62,495 shares of common stock underlying warrants exercisable within 60 days of March 26, 2021.
(3)	Includes (i) 18,501 shares of common stock owned immediately following the corporate conversion, and (ii) 127,653 shares of common stock underlying stock options exercisable within 60 days of March 26, 2021.
(4)	Includes 43,597 shares of common stock underlying stock options exercisable within 60 days of March 26, 2021.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

The following is a description of transactions or series of transactions since January 1, 2019, to which we were or will be a party, in which:

•	the amount involved in the transaction exceeds, or will exceed, $120,000; and

•	in which any of our executive officers, directors or holder of five percent or more of any class of our capital stock, including their immediate family members or affiliated entities, had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and our directors are described elsewhere in this Annual Report under “Director Compensation” and “Executive Compensation.”

The Company has a line-of-credit with a bank. Prior to the Company’s IPO, the available principal balance under the line-of-credit was $6,000,000. The line-of-credit was collateralized by all assets of the Company as well as certain cash assets of two shareholders in control accounts at the lender, Richard Minicozzi, who beneficially owns approximately 16% of our outstanding common stock, and Jeffrey Thramann, our Executive Chairman. Mr. Minicozzi’s control account had a balance of $2,000,000 and Dr. Thramann’s control account had a balance of $4,000,000. Dr. Thramann also personally guaranteed the full amount of the loan. The outstanding balance on the line-of-credit at December 31, 2020 was $6,000,000. Following the closing of our IPO, the Company used $4,000,000 of the proceeds to repay $4,000,000 to the bank. The maximum outstanding amount of the line-of-credit was then reduced to $2,000,000. The bank has released the control accounts of Mr. Minicozzi and Dr. Thramann. Dr. Thramann no longer personally guarantees the line-of-credit.

The fees paid by the Company to Mr. Minicozzi on the $2,000,000 collateral arrangement were 33% percent of the collateral amount annually, plus there is an annual renewal fee of $50,000 and a $15,000 delayed payment fee for the first year in addition to warrants to purchase 300,000 shares of LLC common units due annually with $867,398 and $843,817 being recorded as interest expense for the years ended December 31, 2019 and 2018, respectively. During 2018 a partial payment was made on the accruing collateral fees due of $364,944. Subsequently in 2018, the shareholder subscribed to purchase 4,530,861 LLC common units for $0.023 per share for a total of $104,210 which was offset against the interest due on the collateral arrangement. The balance outstanding on the collateral at December 31, 2019 and 2018 was $1,017,938 and $875,540, respectively. In connection with our IPO, all unpaid amounts owed to Mr. Minicozzi were converted at a discount to the per share IPO price into shares of common stock. Following the closing of our IPO, the collateral arrangement with Mr. Minicozzi was terminated.

During 2017 and 2018, the Company entered into notes payable (the "Notes") with Dr. Thramann for $330,000 and $100,000, respectively, $60,000 of the $100,000 was repaid in 2018. The Notes did not accrue interest and did not have a stated maturity date. The Notes were expected to be repaid as cash flow permitted. During 2018, the Notes, with an outstanding balance of $370,000, were converted into 3,217,065 Series C LLC preferred units at $0.115 per unit in connection with the Series C unit exchange. (See Notes 8 and 9 in the Financial Statements).

In October 2019, Dr. Thramann obtained $400,000 of short term financing from an unrelated lender. Dr. Thramann then agreed to make the proceeds of that short term financing available to the Company. In exchange, the Company assumed responsibility for all payments and charges (including principal, interest and fees) required under such short term financing. Under the agreement, the Company was advanced $200,000 net of $12,000 in closing fees and the remaining $200,000 was put into an escrow account. A $100,000 loan financing fee is also due at maturity. On December 2019, the Company made a principal payment of $57,000. The remaining $243,000 of principal and loan financing fees was paid on January 30, 2020.

In February 2020, Dr. Thramann obtained a new $500,000 short term financing from the same unrelated lender. Dr. Thramann then agreed to make the proceeds of that short term financing available to the Company. In exchange, the Company assumed responsibility for all payments and charges (including principal, interest and fees) required under such short term financing. Under the agreement, the Company was advanced $485,000 net of $15,000 in closing fees and immediately put $140,741 into an escrow account. Repayment of the principal and loan financing fee occurs through weekly payments of $17,593 until the loan and financing fee is paid in full. The loan financing fee increases with the length of the payback period and is maximized at $165,000 after month five. The loan was repaid in full following the IPO.

Dr. Thramann purchased 969,000 IPO units in our IPO at the per unit public offering price of $4.125.

Dr. Thramann earns an annual salary of $200,000. Due to liquidity constraints, most of Dr. Thramman’s salary payments were deferred during the past several years. He was only paid cash compensation of $19,760 in 2020, and $24,000 in 2019. The total deferred amount owed to Dr. Thramann was approximately $631,000, and is included in our financial statements as “Accrued fees to a related party”. The Company paid this deferred compensation to Dr. Thramann in early 2021

Dr. Thramann has participated as an investor in multiple private placements of the Company’s securities. The terms of Dr. Thramann’s participation in these private placements were the same as were made available to other investors participating in these transactions. During 2020, Dr. Thramann purchased an aggregate of $36,149 of our convertible notes. As described in Note 11 to our financial statements, these convertible notes converted into shares of common stock in connection with our February 2021 IPO.

Stock option grants to executive officers

We have granted stock options to our Named Executive Officers as more fully described in the section entitled “Executive Compensation.”

Item 14.	Principal Accountant Fees and Services

The firm of Daszkal Bolton LLP, independent registered public accounting firm, has been selected by the audit committee as auditors for Auddia for the fiscal years ending December 31, 2020 and December 31, 2019. Daszkal Bolton LLP has served as the independent registered public accounting firm for Auddia since 2019.

The audit committee is solely responsible for selecting Auddia’s independent registered public accounting firm and has appointed Daszkal Bolton LLP as auditors for Auddia for the fiscal year ending December 31, 2020. Stockholder approval is not required to appoint Daszkal Bolton LLP as Auddia’s independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees

The following is a summary and description of fees incurred by Daszkal Bolton LLP for the fiscal year ended December 31, 2020 and fees incurred by Plante & Moran PLLC and paid during the fiscal year ended December 31, 2019.

	2020	2019
Audit fees(1)	$102,391	$64,342
Tax fees	–	–
All other fees(2)	22,000	–
Total fees	$124,391	$64,342

________________________

(1) Audit fees consist of fees for the audit of our annual financial statements, the review of our interim financial statements,

(2) Consists of services provided in connection with the registration statement for the IPO of our common stock, which was completed in February 2021.

Audit Committee Pre-approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

For a list of the financial statements included herein, see Index to the Financial Statements on page 32 of this Annual Report, incorporated into this Item by reference.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.

3. Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Bylaws of the Company	8-K	02-22-2021	3.2
3.3		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
3.4		Form of Series A Warrant	S-1/A	02-05-2021	3.6
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities				X
10.1	#	Employment Agreement of Michael T. Lawless	S-1	01-10-2020	10.1
10.2	#	Employment Agreement of Peter Shoebridge	S-1	01-10-2020	10.2
10.3	#	Form of Auddia Inc. 2021 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.4		Collateral and Security Agreement with Related Party (Minnicozzi)	S-1/A	01-28-2020	10.4
10.5		Form of Amendment to Collateral and Security Agreement with Related Party	S-1/A	10-08-2020	10.5
10.6		Form of Convertible Promissory Note	S-1/A	01-28-2020	10.6
10.7		Business Loan Agreement and Guaranty of Related Party with Bank of the West	S-1/A	01-28-2020	10.7
10.8	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.9		Form of Bridge Note	S-1/A	10-22-2020	10.9
10.10		Form of Warrant Agent Agreement	S-1/A	02-05-2021	10.10
10.11		Amendment to Bridge Note	S-1/A	10-22-2020	10.14
10.15		Amended Business Loan Agreement with Bank of the West				X
23.1		Consent of Daszkal Bolton LLP, Independent Registered Public Accounting Firm				X
24.1		Power of Attorney (included on signature page)
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
101.INS		XBRL Instance Document
101.SCH		XBRL Schema Document
101.CAL		XBRL Calculation Linkbase Document
101.DEF		XBRL Definition Linkbase Document
101.LAB		XBRL Label Linkbase Document
101.PRE		XBRL Presentation Linkbase Document

____________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace

Item 16.	Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDDIA INC.

By:	/s/ Michael Lawless
Michael Lawless President, Chief Executive Officer and Director

By:	/s/ Richard Liebman
Richard Liebman Chief Financial Officer

Date:  March 31, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose individual signature appears below hereby authorizes and appoints each of Michael Lawless and Richard Liebman, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2021.

/s/ Jeffery Thamann, M.D.	Executive Chairman and Director
Jeffrey Thramann, M.D.

/s/ Michael Lawless	President, Chief Executive Officer and Director
(Principal Executive Officer)
Michael Lawless
/s/ Richard Liebman	Chief Financial Officer
(Principal Financial and Accounting Officer)
Richard Liebman

/s/ Stephen Deitsch	Director
Stephen Deitsch

/s/ Timothy Hanlon	Director
Timothy Hanlon

/s/ Thomas Birch	Director
Thomas Birch

