Form 10-Q
period 2021-03-31
AUDDIA INC.
filed 2021-05-14
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

Or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transaction period from _____________ to _____________

Commission File No. 001-40071

AUDDIA INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-425218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Central Ave., Suite 200 Boulder, Colorado	80301
Address of Principal Executive Offices	Zip Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.001 per share	AUUD	The Nasdaq Stock Market

Warrants, each exercisable for one share of Common Stock	AUUDW	The Nasdaq Stock Market

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2021, 11,291,829 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

AUDDIA INC.

2021 QUARTERLY REPORT ON FORM 10-Q

i

Unless we state otherwise or the context otherwise requires, the terms “Auddia,” “we,” “us,” “our” and the “Company” refer to Auddia Inc., a Delaware corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	the impact of the novel coronavirus (COVID-19) pandemic on our business, results of operations, cash flows, financial condition and liquidity;
•	the sufficiency of our existing cash to meet our working capital and capital expenditure needs over the next 12 months and our need to raise additional capital;
•	our ability to generate revenue from new software services;
•	our limited operating history;
•	our ability to maintain proper and effective internal financial controls;
•	our ability to continue to operate as a going concern;
•	changes in laws, government regulations and policies and interpretations thereof;
•	our ability to obtain and maintain protection for our intellectual property;
•	the risk of errors, failures or bugs in our platform or products;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to manage our rapid growth and organizational change effectively;
•	the possibility of security vulnerabilities, cyberattacks and network disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions;
•	our compliance with data privacy laws and regulations;
•	our ability to develop and maintain our brand cost-effectively; and
•	the other factors set forth elsewhere in this Quarterly Report and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Auddia Inc.

Condensed Balance Sheets (Unaudited)

	As of
	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$6,162,647	$117,914
Restricted cash	2,000,000	–
Accounts receivable, net	–	128
Total current assets	8,162,647	118,042

Non-current assets:
Property and equipment, net of accumulated depreciation of $689,306 and $687,123	20,148	12,289
Software development costs, net of accumulated amortization of $1,388,943 and $1,388,943	2,129,593	1,837,518
Deferred offering costs	–	338,419
Prepaids and other non-current assets	134,465	5,500
Total non-current assets	2,284,206	2,193,726

Total assets	$10,446,853	$2,311,768

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$616,853	$1,553,284
Line-of-credit	2,000,000	6,000,000
Convertible notes payable	–	2,146,775
Notes payable to related parties and deferred salary	–	1,628,197
Promissory Notes Payable	–	1,857,764
PPP Loan	536,144	268,662
Accrued fees to a related party	–	1,960,336
Total current liabilities	3,152,997	15,415,018

Commitments and contingencies

Shareholders' equity (deficit):
Preferred stock - $0.001 par value, 10,000,0000 authorized and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	–	–
Common stock - $0.001 par value, 100,000,000 authorized and 11,291,829 and 485,441 shares issued and outstanding at March 31, 2021 and December 31, 2020	11,292	486
Additional paid-in capital	67,939,382	38,256,584
Accumulated deficit	(60,656,818)	(51,360,320)
Total shareholders’ equity (deficit)	7,293,856	(13,103,250)

Total liabilities and shareholders’ equity (deficit)	$10,446,853	$2,311,768

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2021	2020

Revenue	$–	$64,776

Operating expenses:
Direct cost of services	57,394	138,663
Sales and marketing	123,458	97,104
Research and development	46,997	44,555
General and administrative	639,891	616,897
Total operating expenses	867,740	897,219

Loss from operations	(867,740)	(832,443)

Other (expense) income:
Finance charge – convertible debt	(8,141,424)	–
Interest expense	(287,439)	(400,548)
Interest income	105	–
Total other expense	(8,428,758)	(400,548)

Net loss before income taxes	(9,296,498)	(1,232,991)
Income taxes	–	–

Net loss	$(9,296,498)	$(1,232,991)

Net loss per share attributable to common shareholders
Basic and diluted	$(1.72)	$(2.62)

Weighted average common shares outstanding
Basic and diluted	5,408,351	470,658

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)

Three Months Ended March 31, 2020

	Common Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Value	Capital	Receivable	Deficit	Total
Balance, December 31, 2019	470,658	$471	$38,122,486	$(42,735)	$(47,309,099)	$(9,228,877)

Collection of subscription receivable	–	–	–	42,735	–	42,735
Share-based compensation	–	–	18,055	–	–	18,055
Net loss	–	–	–	–	(1,232,991)	(1,232,991)

Balance, March 31, 2020	470,658	$471	$38,140,541	$–	$(48,542,090)	$(10,401,078)

Three Months Ended March 31, 2021

	Common Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Value	Capital	Receivable	Deficit	Total
Balance, December 31, 2020	485,441	$486	$38,256,584	$–	$(51,360,320)	$(13,103,250)
Issuance of common shares	3,991,818	3,992	14,480,048	–	–	14,484,040
Conversion of debt obligations	6,814,570	6,814	15,186,619	–	–	15,193,433
Share-based compensation	–	–	16,131	–	–	16,131
Net loss	–	–	–	–	(9,296,498)	(9,296,498)

Balance, March 31, 2021	11,291,829	$11,292	$67,939,382	$–	$(60,656,818)	$7,293,856

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(9,296,498)	$(1,232,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charge associated with debt to equity conversion	8,141,424	–
Depreciation and amortization	2,183	185,175
Share-based compensation	16,131	18,055
Issuance of common stock for consulting services	–	43,760
Change in assets and liabilities:
Accounts receivable	128	5,893
Prepaids and other non-current assets	(128,965)	–
Accounts payable and accrued liabilities	(561,858)	450,012
Net cash used in operating activities	(1,827,455)	(530,096)

Cash flows from investing activities:
Software capitalization	(292,075)	(194,452)
Purchase of property and equipment	(10,042)	(2,686)
Net cash used in investing activities	(302,117)	(197,138)

Cash flows from financing activities:
Proceeds from issuance of common shares	14,822,459	–
Repayments of related party debt and deferred salary	(930,636)	(222,797)
Repayments of line of credit	(4,000,000)	–
Proceeds from issuance of PPP loan	267,482	–
Proceeds from issuance of promissory notes payable	15,000	–
Deferred offering costs capitalized	–	(62,004)
Proceeds from issuance of convertible notes payable	–	763,860
Subscription receivable	–	42,736
Net cash provided by financing activities	10,174,305	521,795

Net increase (decrease) in cash and restricted cash	8,044,733	(205,439)

Cash and restricted cash, beginning of period	117,914	290,230

Cash and restricted cash, end of period	$8,162,647	$84,791

Supplemental disclosures of cash flow information:
Cash paid for interest	$138,792	$182,969
Cash paid for income taxes	$–	$–

Supplemental disclosures of non-cash activity:
Shares issued for conversion of indebtedness	6,814,570	–

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Notes to Condensed Financial Statements (Unaudited)

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

On February 16, 2021, the Company completed an initial public offering (the “IPO”) of 3,991,818 units, at $4.125 per unit, consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.54 per share. In addition, the underwriters exercised their option to purchase 598,772 Series A warrants to cover over-allotments. After deducting underwriters commissions and expenses, the Company received net proceeds of approximately $15.1 million and its common stock started trading on Nasdaq under the ticker symbol “AUUD”. Concurrently with the IPO, holders of the Company’s promissory notes, convertible notes, and related party notes, along with accrued interest, were converted into 6,814,570 shares of the Company’s common stock.

Effective with the IPO the Company converted from a Colorado limited liability company to a Delaware corporation. This accounting change has been given retrospective treatment in the financial statements.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Unaudited interim financial information

The condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The results for any interim period are not necessarily indicative of results for any future period.

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

Reclassification of Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Cash and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2021 or December 31, 2020. Restricted cash at March 31, 2021 represents cash held as collateral for the outstanding balance on our line of credit.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At March 31, 2021 and December 31, 2020, the Company had approximately $7.7 million and $0, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Deferred Offering Costs

The Company capitalized certain legal, professional accounting and other third-party fees that are directly associated with in-process stock financings as deferred offering costs until such financings were consummated. After consummation of the equity financing, these costs were recorded as a reduction to additional paid-in capital generated as a result of the offering.

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

The web/desktop player provided a listening platform that enables full interactive radio capabilities for desktop users that prefer web based listening. The Company determined that the development, design, build and deployment, configuration, and customization are a bundle of professional services provided to the customer for the purpose of the Mobile and Web Desktop Apps and were considered a single performance obligation. Revenue was recognized over time as the services are satisfied and any advanced payments received were not recognized as revenue but instead was recorded in a deferred contract liability until the customer’s services were satisfied. The Company no longer provides these services.

Platform services fee revenue

Revenue generated from platform services were comprised of the customer’s use of the Company’s interactive technology platform that includes access rights to use the licensed software, software hosting, support and maintenance, data tracking analytics, advertising trafficking and monitoring of the mobile app and web/desktop player applications. The Company determined that the hosting of software, license access, support, training, maintenance and unspecified periodic upgrades or updates, monitoring hardware, interactive content management, access to content library, data and analytics dashboard, programming and Ad campaign training were a bundle of product and services that have the same period and pattern of transfer as the service to access the Company’s Platform and have been treated a single performance obligation. Revenue was recognized over time as the customer simultaneously receives and consumes the benefits provided by the Company’s platform services. The Company no longer provides these services.

Advertising revenue

The Company legacy contracts generated advertising revenue in two distinctive forms: one which was from third party advertisers that placed ads on the Company’s mobile apps and web players which were separate customer contracts whereby such advertising access was the only service and performance obligation within those contracts, and second was ad placements on the same platform but managed by the Company for its customers in connection with its contracts to provide development services and Platform access services to its customers.

The external advertising revenues were comprised of local and national interactive spots that were sourced and managed by customers or by third party service providers (such as Google), whereby the Company received a portion of the dollars spent by the advertiser. In late 2018, the Company decided to move to only internally managed digital advertising for 2019 and discontinued revenue sharing agreements with clients for advertising sourced by the client. Revenue was recognized as performance obligations were satisfied on a net basis as the Company was acting as an agent, which generally occurred as ads were delivered through the platform. We generally recognized revenue based on delivery information from the external providers campaign trafficking systems.

The internal advertising revenues were comprised of advertising fees for local and national interactive spot and local or digital only advertising campaign fees that were managed by the Company. For these advertising spots, the Company retained all the money spent on the advertising campaigns run on the Company’s interactive platform. Revenue was recognized as performance obligations were satisfied, which generally occurred as ads were delivered through the platform.

For Interactive and Digital Campaign and Spot Ad Fees which could include customer digital and interactive spot ad campaigns, interactive spot campaigns, the revenue was recognized at a point in time under the “as-invoiced” practical expedient, since customer usage driven variability was not required to be estimated but rather is allocated to the distinct time period in which the variable activity occurred.

Certain customers received platform fee credits or advertising discounts, which were considered as variable consideration in the determination of the transaction price. These performance obligations related to the fixed price arrangements were discounted ratably based on their relative standalone selling prices.

The Company is no longer providing these services.

Contract assets and liabilities

The Company had no contract assets or contract liabilities at March 31, 2021 or December 31, 2020. The Company does not have any customer contracts, as the Company no longer provides the services mentioned above.

Practical expedients and exemptions

We expensed sales commissions when incurred because the duration of the contracts for which we paid commissions were less than one year. These costs were included in the sales and marketing line item of our Statements of Operations. Currently the Company does not have any significant acquisition costs which have been incurred associated with the acquisition of its customer contracts and therefore, no deferred customer acquisition costs have been recorded.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The following table presents revenues disaggregated by revenue source:

	Three Months Ended March 31,
	2021	2020
Revenues:
Platform Service Fees (hosting services, support, data analytics)	$–	$51,600
Digital advertising served by 3rd parties	–	13,176
	$–	$64,776

Note 3 – Balance Sheet Disclosures

Accounts payable and accrued liabilities consist of the following:

	March 31, 2021	December 31, 2020
Accounts payable and accrued expenses	$614,478	$1,111,621
Credit cards payable	2,375	22,885
Accrued interest	–	364,856
Wages payable	–	53,922
	$616,853	$1,553,284

Note 4 – Line of Credit

The Company entered into a line of credit with a bank originally dated November 7, 2012 and amended it on November 5, 2016. On April 10, 2018 the Company refinanced its line-of-credit with a different bank and amended this agreement in July 2019 and March 2021. The available principal balance under the line of credit is currently $2,000,000, and the outstanding balance accrues interest at a variable rate based on the bank’s prime rate plus 1% (3.75% at March 31, 2021 and March 31, 2020) but at no time less than 4.0%. Monthly interest payments are required, with any outstanding principal due on July 10, 2021.

The line of credit is collateralized by all assets of the Company, including $2 million of cash held in a control account at the lender. The Company also maintains a minimum balance at the lender to cover two months of interest payments. Prior to our IPO, the line of credit was collateralized by $6,000,000 of cash assets of two shareholders held in control accounts at the lender.

Following the Company’s IPO in February 2021, the Company paid down the outstanding principal balance on its bank line of credit from $6 million to $2 million and the available principal balance for the line of credit was reduced from $6 million to $2 million. As of March 31, 2021, $2.0 million of our cash serves as collateral for our outstanding balance on the line of credit. The $6 million of cash collateral previously provided by two shareholders was released.

The outstanding balance on the line of credit at March 31, 2021 and December 31, 2020 was $2,000,000 and $6,000,000, respectively and the line was fully drawn as of March 31, 2021. The shareholder who previously provided the $2,000,000 control account had a collateral agreement with the Company which is described in Note 5. This agreement terminated in March 2021.

Note 5 – Convertible Notes Payable, Notes Payable to Related Parties and Promissory Notes

Convertible notes payable

During the year ended December 31, 2020 investors purchased an additional $404,601 of our convertible notes, such that at December 31, 2020 the balance of the convertible notes, including accrued interest, was $2,295,305. These convertible notes accrued interest at 6.0% per year and were scheduled to mature on December 31, 2021. In conjunction with the February 2021 IPO, the Notes automatically converted into 2,066,176 shares of common stock at discounts ranging from 50% to 75% of the IPO price.

Accrued fees to a related party

The Company had an agreement with a shareholder to provide collateral for a bank line of credit described in Note 4 – Line of Credit. The amount of the cash collateral provided by the shareholder to the bank was $2.0 million. The collateral agreement required a commitment to pay collateral fees of $710,000 (comprised of annual interest of $660,000 plus the $50,000 renewal fee) to the shareholder and issue 3,454 common stock warrants. In January 2019, in connection with the collateral agreement, the Company converted accrued fees of $725,000 into an unsecured note payable, which bears interest at 33% annually and had a maturity date of December 31, 2021. The fees accruing on the collateral arrangement are 33% percent of the collateral amount annually plus an annual renewal fee of $50,000. Interest expense for the three months ended March 31, 2021 and 2020 was $120,381 and $212,952, respectively. The balance outstanding on the accrued collateral fees was $1,960,336 at December 31, 2020, excluding the $725,000 unsecured note payable. This collateral agreement terminated in March 2021.

In conjunction with the February 2021 IPO, the notes payable and accrued interest due to this shareholder converted to 1,667,859 shares of common stock.

Promissory notes payable

During the twelve months ended December 31, 2020, the Company issued, to a number of existing shareholders, in four separate tranches, $1,857,764 of Promissory Notes that accrue interest at a rate of 6% per year and mature on December 31, 2021. When issued, the notes incorporated the following attributes: interest on the Notes accrue at 6% and upon the successful completion of a qualified IPO by December 31, 2021, the notes and accrued interest would convert into equity at a per share valuation equal to $40.0 million. In addition, each investor in the Promissory Notes would receive shares and warrants based on a formula that takes into account the number of shares and warrants the investor owned before the investment in these Promissory Notes, as well as a portion of the bonus allocation of 1,038,342 shares made available to the investors.

In conjunction with the February 2021 IPO, all the Promissory Notes converted into 3,080,535 shares of common stock.

The Company recognized a finance charge to interest expense of $8,141,424 related to the conversion of the convertible notes, notes payable to related parties and promissory notes during the three months ended March 31, 2021.

Note 6 – Notes Payable

Notes payable to related parties and deferred salary

An executive officer of the Company agreed to defer receipt of compensation to preserve liquidity in the Company. The accumulated amount of compensation owed to this executive officer was approximately $631,000 at December 31, 2020. The Company paid this deferred compensation in the first quarter 2021.

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

In February 2020, the Company obtained a new $500,000 short term loan from the same related party. The Company was advanced $485,000, net of $15,000 in closing fees, and immediately placed $140,741 into an escrow account, owned and controlled by the shareholder to provide funds for the scheduled repayments. Repayment of the principal and loan financing fee occurs through weekly payments of $17,593 until the loan and financing fee is paid in full. The loan financing fee increases with the length of the payback period and is maximized at $165,000 after month five. The outstanding balance was repaid in February 2021.

Cares Act Paycheck Protection Program loan

In April 2020, the Company entered into a promissory note evidencing an unsecured loan (the “First Loan”) in the amount of $268,662 made to the Company under the Paycheck Protection Program (the “PPP”). In January 2021, the Company entered into a second promissory note (the “Second Loan” or combined with the first loan, the “PPP Loans”) of $267,482 under the PPP. The PPP was established under the CARES Act and is administered by the U.S. Small Business Administration.

The First Loan matures in April 2022 and the Second Loan matures in January 2023. The PPP Loans bear interest at a rate of 1% per annum. Beginning November 2020, the Company is required to make 18 monthly payments of principal and interest in the amount of $14,370 related to the First Loan. The PPP Loans may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from the Loan may only be used for payroll costs (including benefits), interest on mortgage obligations, rent, utilities and interest on certain other debt obligations.

The PPP Loans contain customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the lender or breaching the terms of the Loan documents. The occurrence of an event of default will result in an increase in the interest rate to 18% per annum and provides the lender with customary remedies, including the right to require immediate payment of all amounts owed under the PPP Loans.

Pursuant to the terms of the CARES Act and the PPP, the Company plans to apply to the lender for forgiveness for the amount due on the PPP Loans, which it has already initiated. The amount eligible for forgiveness is based on the amount of Loan proceeds used by the Company (during the eight-week period after the lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. While the Company expects 100% of the loan to be forgiven, no assurance can be given that the Company will obtain forgiveness of the PPP Loans in whole or in part.

Note 7 – Commitments and Contingencies

Operating Lease

The Company leases approximately 3,000 square feet of office space under a non-cancelable operating sublease. Rent expense was $18,053 and $18,639 for the three months ended March 31, 2021 and 2020, respectively. In October 2019, the Company entered into a new sublease, with monthly rent of $5,000 plus a pro-rata share of utilities. In October 2020, the Company renewed this sublease for an additional seven months, on the same terms, which will expire on April 30, 2021. We recently entered into a new sublease for a new principal office and is discussed in more detail in Note 10.

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Collateral Fees

The Company previously had a commitment to pay annual collateral fees as described in Note 6. This commitment terminated in March 2021.

Note 8 - Share-based Compensation

Stock Options

The following table presents the activity for stock options outstanding:

Weighted
	Non-Qualified	Average
	Options	Exercise Price
Outstanding - December 31, 2020	300,353	$3.65
Granted	–	–
Forfeited/canceled	–	$–
Exercised	–	–
Outstanding - March 31, 2021	300,353	$3.65

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price*	Life*	Number	Price*
$2.70	68,518	$2.70	2.58	68,518	$2.70
$2.90	56,236	$2.89	6.79	56,236	$2.89
$4.26	175,599	$4.25	8.38	133,833	$4.25
Total - March 31, 2021	300,353	$3.65	6.76	258,587	$3.55

________________________

* Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Warrants

The following table presents the activity for warrants outstanding:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding - December 31, 2020	358,334	$7.02

Granted	4,590,590	$4.54
Forfeited/cancelled/restored	–	–
Exercised	–	–
Outstanding - March 31, 2021	4,948,924	$4.72

In connection with the February 2021 IPO, the Company issued 3,991,818 warrants to purchase shares of common stock. The Company also issued to its underwriters 598,772 warrants to cover over-allotments. All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of approximately 4.79 years as of March 31, 2021.

Note 9 – Net Loss Per Share

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

As of March 31, 2021 and 2020, 2,750,331 shares and 644,751 shares, respectively of potentially dilutive weighted average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

Note 10 – Subsequent Events

In April 2021, the Company entered into a lease agreement for a new primary office space in Boulder, CO comprising of 8,639 square feet. The lease will begin May 15, 2021 and terminates after 12 months. The lease has an initial base rent of $7,150 per month, with the first 15 days rent free and includes three separate six month renewal options, subject to fixed rate escalation increases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 31, 2020. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2020 to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a technology company that is reinventing how consumers engage with audio through the development of a proprietary AI platform for audio and innovative technologies for podcasts. We are leveraging these technologies to bring to market two industry first apps, Auddia and Vodacast.

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

We are leveraging our technology platform to bring to market a premium AM/FM radio listening experience through the Auddia App. The Auddia App is intended to be downloaded by consumers who will pay a subscription fee in order to listen to any streaming AM/FM radio station without commercials. Advanced features will allow consumers to skip any content heard on the station, request audio content on-demand, and program an audio routine. We believe the Auddia App represents a significant differentiated audio streaming product that will be the first to come to market since the emergence of popular streaming music apps such as Pandora, Spotify, Apple Music, Amazon Music, etc. We believe that the most significant point of differentiation is that in addition to music, the Auddia App is intended to deliver non-music content that includes local sports, news, weather, traffic and the discovery of new music. Radio is the dominant audio platform for local content and new music discovery.

We are currently finalizing development and testing of the minimally viable product (“MVP”) version of the Auddia App and expect to initiate the first consumer trials in the second quarter of 2021 with a full commercial launch to follow later in 2021.

We have also developed a new podcasting platform called Vodacast. Vodacast is a podcasting app that provides an interactive digital feed to supplement podcast audio with additional content to tell deeper stories and give podcasters access to digital revenue for the first time. The platform is unique in that it is designed to add new monetization channels for podcasters while delivering a superior content experience for listeners. Vodacast is a synchronized digital feed that listeners can view and interact with and which accompanies each episode. Podcasters and their digital teams will be able to build these interactive feeds using The Vodacast Hub, a content management system that also serves as a tool to plan and manage a podcast episode. The digital feed activates a new digital ad channel that turns every audio ad into a direct-response digital ad, increasing the effectiveness and value of their established audio ad model. The feed also presents a richer listening experience, as any element of a podcast episode can be supplemented with images, videos, text copy and web links. This feed appears fully synchronized in the Vodacast mobile app, and it can also be hosted and accessed independently (e.g., through any browser), making the content feed universally distributable.

Vodacast will also introduce an industry first multi-channel, highly flexible set of revenue channels that podcasters can activate in combination to allow listeners to choose how they want to consume and pay for content. “Flex Revenue” allows podcasters to continue to run their standard audio ad model and complement those ads with direct-response enabled digital ads in each episode content feed, but it will also activate subscriptions, on-demand fees for content (e.g., listen without audio ads for a micro payment fee) and direct donations from listeners. Using these channels in combination, podcasters can maximize revenue generation and exercise higher margin monetization models, beyond basic audio advertising. These revenue channels are expected to be available to Podcasters starting late 2021 and into 2022.

The Vodacast mobile app is available today through the iOS and Android app stores.

Components of our results of operations

Operating expenses

Direct costs of services

Direct cost of services consist primarily of costs incurred related to our technology and development of our Apps, including hosting and other technology related expenses. Historically, we had higher direct costs of services related to our legacy platform, however, since the termination of our legacy services and platform in August 2020, these costs have been reduced. We expect our direct costs of services to increase in the future as we continue to develop and enhance our technology related to the Auddia and Vodacast Apps.

Research and development

Since our inception, we have focused significant resources on our research and development activities related to the software development of our technology. We account for costs incurred in the development of computer software as software research and development costs until the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose is probable. We cease capitalization of development costs once the software has been substantially completed and is available for its intended use. Software development costs are amortized over a useful life estimated by the Company’s management of five years. Costs associated with significant upgrades and enhancements that result in additional functionality are capitalized. Capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in software technologies. Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are impaired and expensed during the period of such determination.

We expect to continue to incur substantial research and development expenses and capitalization in the future as we continue to develop our Auddia and Vodacast apps.

Sales and marketing

Our sales and marketing expenses consist primarily of salaries and consulting services, related to the sales, promotion and commercial trials related to our products. We expect our sales and marketing expenses to continue to increase as we look to commercialize and generate revenue for our products to attract and retain users.

General and administrative

Our general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation, and professional fees related to auditing, tax, general legal services, and consulting services. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities and prepare for potential commercialization of our products and support our operations as a public company, including increased expenses related to legal, accounting, insurance, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, directors and officers liability insurance premiums and investor relations activities.

Results of operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations:

	Three Months Ended March 31,
	2021	2020	Increase/ (Decrease)
Revenue	$–	$64,776	$(64,776)

Operating expenses:
Direct costs of service	57,394	138,663	(81,269)
Research and development	46,997	44,555	2,442
General and administrative	639,891	616,897	22,994
Sales & marketing	123,458	97,104	26,354

Total operating expense	867,740	897,219	(29,479)

Loss from operations	(867,740)	(832,443)	(35,297)
Other income (expense), net:	(8,428,758)	(400,548)	(8,028,210)

Net loss	$(9,296,498)	$(1,232,991)	$(8,063,507)

Revenue

Total revenues were $0 for the three months ended March 31, 2021, compared to $64,776 for the three months ended March 31, 2020. The decrease in revenue can be attributed to the August 2020 termination of our legacy platform which eliminated all platform fee and advertising revenue while we continue to develop the new Auddia and Vodacast products to establish new revenue streams.

Direct cost of services

Direct cost of services decreased by $81,269 or 59%, from $138,663 for the three months ended March 31, 2020 compared to $57,394 for the three months ended March 31, 2021. This decrease primarily resulted from the termination of our legacy services and the decreased need for hosting, staff reductions to the team working on the current platform, and other related direct expenses.

Research and development

Research and development expenses increased by $2,442 or 5%, from $44,555 for the three months ended March 31, 2020 to $46,997 for the three months ended March 31, 2021 primarily related to capitalization of research and development time. During the first quarter of 2021, the majority of the research and development efforts were spent on our new apps, Vodacast and Auddia, which have not been commercially released, therefore $292,075 of research and development expenses were capitalized in the three months ended March 31, 2021 compared to $194,452 capitalized in the three months ended March 31, 2020.

Sales and marketing

Sales and marketing expenses increased by $26,349 or 27%, from $97,104 for the three months ended March 31, 2020 compared to $123,458 for the three months ended March 31, 2021 as we increased marketing expenses primarily related to the promotion and development of the Auddia app.

General and administrative

General and administrative expenses increased by $22,994 or 4%, from $616,897 for the three months ended March 31, 2020 compared to $639,891 for the three months ended March 31, 2021. The increase resulted primarily from increased costs related to being a public company and having higher legal and other professional fees due to preparing to operate as a public company.

Interest expense/Other expense, net

Total interest expense/other expense increased by $8,028,315, from $400,548 for the three months ended March 31, 2020 compared to $8,428,863 for the three months ended March 31, 2021. The increase was due almost entirely to a finance charge to interest expense related to the conversion of outstanding debt of 6.8 million shares of common stock related to the February 2021 IPO.

Liquidity and capital resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our Auddia and Vodacast apps. As of March 31, 2021 and December 31, 2020 we had cash (including restricted cash) of $8.2M and $0.1M, respectively. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months as we continue to develop our products and perform commercial trials on the Auddia app.

In February 2021, we completed an IPO of 3,991,818 units, at $4.125 per unit, consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.54 per share. After deducting Underwriters commissions and expenses, the Company received net proceeds of approximately $15.2 million. Due to the successful completion of the IPO, all the Company’s existing convertible debt, accrued interest, accrued fees payable to related parties, and promissory notes were converted into shares of common stock.

Following the Company’s IPO in February 2021, the Company paid down the outstanding principal balance on its bank line of credit from $6 million to $2 million. The Company and the bank agreed to reduce the maximum available balance for the line of credit to $2 million. The outstanding balance under the line of credit accrues interest at a variable rate based on the bank’s prime rate plus 1% (3.75% at March 31, 2021) but at no time less than 4.0%. Monthly interest payments are required, with any outstanding principal due on July 10, 2021. The line of credit is collateralized by all assets of the Company. During the three months ended March 31, 2021, we have reduced our bank debt by $4.0 million, used $2.0 million of our cash to serve as collateral for our remaining $2.0 million of bank debt that replaces collateral previously provided by a related party, paid down a significant percentage of our accounts payable, and eliminated all deferred compensation owed to a related party.

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

 The following table summarizes the statements of cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	% Change
Net cash provided by (used in):
Operating activities	$(1,827,455)	$(530,096)	(258.4%	)
Investing activities	(302,117)	(197,138)	(53.3%	)
Financing activities	10,174,305	521,795	1,863.8%
Change in cash and restricted cash	$8,044,733	$(205,439)	4,015.9%

Operating activities

Cash used in operating activities for the three months ended March 31, 2021 primarily consisted of changes in working capital primarily related to paying off outstanding accounts payable. Cash used in operating activities primarily consisted of personnel-related expenditures, payments included costs of operations, and other sales efforts, research and development and administrative costs.

Investing activities

Cash flows used in investing activities for the three months ended March 31, 2021 consisted primarily of capitalization of software development expenses of $292,075.

Financing activities

Cash flows provided by financing activities for the three months ended March 31, 2021 increased primarily related to the issuance of common shares for $14,822,459, related to our February 2021 IPO offset by a repayment of our line of credit of $4,000,000 and deferred salary and related party notes payable of $930,636.

Funding Requirements

We have historically incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $60.7M and $51.4M as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, we had cash (including restricted cash) of $8.2M and $0.1M, respectively. We believe that the net proceeds from our February 2021 IPO, will be sufficient to fund our current operating plans through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our technology development and commercialization efforts.

Our cash is comprised primarily of demand deposit accounts, money market funds and certificates of deposit. We believe our existing cash and cash generated from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the development of the Auddia and Vodacast apps. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs related to commercial trials related to our Auddia app and obtaining market acceptance
•	the ability to attract and retain podcasters to our Vodacast app and retaining listeners on the platform
•	the costs, timing and ability to continue to develop our technology
•	effectively addressing any competing technological and market developments
•	avoiding and defending against intellectual property infringement, misappropriation and other claims

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our condensed financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these condensed financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we continually evaluate our estimates and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results may materially differ from these estimates made by management under different assumptions and conditions.

A summary of our critical accounting policies is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies during the three months ended March 31, 2021.

Emerging growth company and smaller reporting company status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to not “opt out” of this provision and, as a result, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.	Controls and Procedures

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

Internal Control Over Financial Reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2018 and remained unremediated as of March 31, 2021. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

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

Remediation Activities

Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken during the quarter ended March 31, 2021. We added additional accounting resources with appropriate levels of experience, including a new Chief Financial Officer, and reallocated responsibilities across the accounting organization to ensure that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review; and continue to strengthen our internal policies, processes and reviews, including drafting of related documentation thereof.

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

Changes in Internal Control Over Financial Reporting

Other than the applicable remediation efforts described in “Remediation of Previously Reported Material Weaknesses” above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2021, upon the closing of our IPO, all of our outstanding pre-IPO equity and convertible debt securities automatically converted into 7,300,010 shares of common stock. The issuance of such common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) of the Securities Act, involving an exchange of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved in this issuance of shares.

Use of Proceeds

On February 16, 2021, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-235891), as amended, filed in connection with our IPO. There has been no material change in the planned use of proceeds from our IPO from that described in the related prospectus dated February 16, 2021, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act. As described in such IPO prospectus, we have used IPO proceeds to reduce our bank debt by $4.0 million, to fund a $2.0 million cash reserve to serve as collateral for our remaining $2.0 million of bank debt that replaces collateral previously provided by a related party, to pay down a significant percentage of our accounts payable, and to pay deferred compensation owed to a related party.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2021.

Item 3.	Defaults Upon Senior Securities

None.
Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Bylaws of the Company	8-K	02-22-2021	3.2
3.3		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
3.4		Form of Series A Warrant	S-1/A	02-05-2021	3.6
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities	10-K	03-31-2021	4.3
10.1	#	Employment Agreement of Michael T. Lawless	S-1	01-10-2020	10.1
10.2	#	Employment Agreement of Peter Shoebridge	S-1	01-10-2020	10.2
10.3	#	Form of Auddia Inc. 2021 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.4		Collateral and Security Agreement with Related Party (Minnicozzi)	S-1/A	01-28-2020	10.4
10.5		Form of Amendment to Collateral and Security Agreement with Related Party	S-1/A	10-08-2020	10.5
10.6		Form of Convertible Promissory Note	S-1/A	01-28-2020	10.6
10.7		Business Loan Agreement and Guaranty of Related Party with Bank of the West	S-1/A	01-28-2020	10.7
10.8	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.9		Form of Bridge Note	S-1/A	10-22-2020	10.9
10.10		Form of Warrant Agent Agreement	S-1/A	02-05-2021	10.10
10.11		Amendment to Bridge Note	S-1/A	10-22-2020	10.14
10.15		Amended Business Loan Agreement with Bank of the West	10-K	03-31-2021	10.15
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
101.INS		XBRL Instance Document
101.SCH		XBRL Schema Document
101.CAL		XBRL Calculation Linkbase Document
101.DEF		XBRL Definition Linkbase Document
101.LAB		XBRL Label Linkbase Document
101.PRE		XBRL Presentation Linkbase Document

____________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDDIA INC.

By:	/s/ Michael Lawless
Michael Lawless President, Chief Executive Officer and Director

By:	/s/ Brian Hoff
Brian Hoff Chief Financial Officer

Date:  May 14, 2021

