Form 10-Q
period 2021-06-30
AUDDIA INC.
filed 2021-08-13
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

Or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File No. 001-40071

AUDDIA INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-4257218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Central Ave., Suite 200 Boulder, Colorado	80301
Address of Principal Executive Offices	Zip Code

(303) 219-9771

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.001 per share	AUUD	The Nasdaq Stock Market

Warrants, each exercisable for one share of Common Stock	AUUDW	The Nasdaq Stock Market

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

As of August 13, 2021, 12,383,520 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Auddia Inc.

Condensed Balance Sheets (Unaudited)

	As of
	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$4,583,211	$117,914
Restricted cash	2,000,000	–
Accounts receivable, net	–	128
Total current assets	6,583,211	118,042

Non-current assets:
Property and equipment, net of accumulated depreciation of $692,163 and $687,123	31,084	12,289
Software development costs, net of accumulated amortization of $1,388,943 and $1,388,943	2,389,056	1,837,518
Deferred offering costs	–	338,419
Prepaids and other non-current assets	219,300	5,500
Total non-current assets	2,639,440	2,193,726

Total assets	$9,222,651	$2,311,768

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$399,014	$1,553,284
Line of credit	2,000,000	6,000,000
Convertible notes payable	–	2,146,775
Notes payable to related parties and deferred salary	–	1,628,197
Promissory notes payable	–	1,857,764
PPP loan	267,482	268,662
Accrued fees to a related party	–	1,960,336
Total current liabilities	2,666,496	15,415,018

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Preferred stock - $0.001 par value, 10,000,000 authorized and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	–	–
Common stock - $0.001 par value, 100,000,000 authorized and 11,291,829 and 485,441 shares issued and outstanding at June 30, 2021 and December 31, 2020	11,292	486
Additional paid-in capital	67,955,202	38,256,584
Accumulated deficit	(61,410,339)	(51,360,320)
Total stockholders’ equity (deficit)	6,556,155	(13,103,250)

Total liabilities and stockholders’ equity (deficit)	$9,222,651	$2,311,768

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$–	$45,103	$–	$109,879

Operating expenses:
Direct cost of services	76,058	163,737	133,406	297,578
Sales and marketing	139,611	103,496	263,115	205,422
Research and development	78,285	97,228	125,282	142,437
General and administrative	709,484	526,455	1,349,375	1,142,698
Total operating expenses	1,003,438	890,916	1,871,178	1,788,135

Loss from operations	(1,003,438)	(845,813)	(1,871,178)	(1,678,256)

Other income (expense):
Finance charge – convertible debt	–	–	(8,141,424)	–
PPP loan extinguishment	268,662	–	268,662	–
Interest expense	(21,836)	(473,592)	(309,275)	(874,141)
Interest income	3,091	39	3,196	39
Total other income (expense)	249,917	(473,553)	(8,178,841)	(874,102)

Net loss before income taxes	(753,521)	(1,319,366)	(10,050,019)	(2,552,358)
Income taxes	–	–	–	–

Net loss	$(753,521)	$(1,319,366)	$(10,050,019)	$(2,552,358)

Net loss per share attributable to common stockholders Basic and diluted	$(0.07)	$(2.73)	$(1.20)	$(5.35)

Weighted average common shares outstanding Basic and diluted	11,291,829	484,141	8,366,343	477,400

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

Six Months Ended June 30, 2021

	Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2020	485,441	$486	$38,256,584	$(51,360,320)	$(13,103,250)
Issuance of common shares	3,991,818	3,992	14,480,048	–	14,484,040
Conversion of debt obligations	6,814,570	6,814	15,186,619	–	15,193,433
Share-based compensation	–	–	31,951	–	31,951
Net loss	–	–	–	(10,050,019)	(10,050,019)

Balance, June 30, 2021	11,291,829	$11,292	$67,955,202	$(61,410,339)	$6,556,155

Six Months Ended June 30, 2020

	Common Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Value	Capital	Receivable	Deficit	Total
Balance, December 31, 2019	470,658	$471	$38,122,486	$(42,735)	$(47,309,099)	$(9,228,877)

Issuance of common shares	14,783	15	64,257	–	–	64,272
Collection of subscription receivable	–	–	–	42,735	–	42,735
Share-based compensation	–	–	35,317	–	–	35,317
Net loss	–	–	–	–	(2,552,358)	(2,552,358)

Balance, June 30, 2020	485,441	$486	$38,222,060	$–	$(49,861,457)	$(11,638,911)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(10,050,019)	$(2,552,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charge associated with debt to equity conversion	8,141,424	–
Depreciation and amortization	5,040	370,349
Share-based compensation	31,951	35,317
Gain on PPP loan extinguishment	(268,662)	–
Issuance of common stock for consulting services	–	64,272
Issuance of related party debt for consulting services	–	20,000
Change in assets and liabilities:
Accounts receivable	128	9,925
Prepaids and other non-current assets	(213,800)	–
Accounts payable and accrued liabilities	(779,697)	835,543
Net cash used in operating activities	(3,133,635)	(1,216,952)

Cash flows from investing activities:
Software capitalization	(551,538)	(373,439)
Purchase of property and equipment	(23,835)	(2,686)
Net cash used in investing activities	(575,373)	(376,125)

Cash flows from financing activities:
Proceeds from issuance of common shares	14,822,459	–
Repayments of related party debt and deferred salary	(930,636)	(225,797)
Repayments of line of credit	(4,000,000)	–
Proceeds from issuance of PPP loan	267,482	268,662
Proceeds from issuance of promissory notes payable	15,000	–
Deferred offering costs capitalized	–	(63,204)
Proceeds from issuance of convertible notes payable	–	1,372,619
Proceeds from related party debt	–	426,779
Subscription receivable	–	42,735
Net cash provided by financing activities	10,174,305	1,821,794

Net increase in cash and restricted cash	6,465,297	228,717

Cash and restricted cash, beginning of period	117,914	290,231

Cash and restricted cash, end of period	$6,583,211	$518,948

Supplemental disclosures of cash flow information:
Cash paid for interest	$160,628	$810,545
Cash paid for income taxes	$–	$–

Supplemental disclosures of non-cash activity:
Shares issued for conversion of indebtedness	$15,193,433	$–
PPP loan extinguishment	$(268,662)	$–
Conversion of accounts payable to convertible notes	$–	$46,564
Note subscriptions receivable	$–	$38,662

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Notes to Condensed Financial Statements (Unaudited)

Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Auddia Inc., formerly Clip Interactive, LLC, (the “Company”, “Auddia”, “we”, “our”) is a technology company that makes radio broadcasts and streaming audio content digitally actionable and measurable. Clip Interactive, LLC was initially formed as a Colorado limited liability company on January 14, 2012 and on November 25, 2019 changed its trade name to Auddia.

On February 16, 2021, the Company completed an initial public offering (the “IPO”) of 3,991,818 units, at $4.125 per unit, consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.54 per share. In addition, the underwriters exercised their option to purchase 598,772 Series A warrants to cover over-allotments and were issued 319,346 in representative warrants at an exercise price of $5.15625 per share. After deducting underwriters commissions and expenses, the Company received net proceeds of approximately $15.1 million and its common stock commenced trading on Nasdaq under the ticker symbol “AUUD”. Concurrently with the IPO, holders of the Company’s promissory notes, convertible notes, and related party notes, along with accrued interest, were converted into 6,814,570 shares of the Company’s common stock.

Concurrently with the IPO the Company converted from a Colorado limited liability company to a Delaware corporation. This accounting change has been given retrospective treatment in the condensed financial statements.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The condensed financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to valuation of capital stock, warrants and options to purchase shares of the Company's common stock, and the estimated recoverability and amortization period for capitalized software development costs. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

Cash and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2021 or December 31, 2020. Restricted cash at June 30, 2021 represents cash held as collateral for the outstanding balance on our line of credit.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At June 30, 2021 and December 31, 2020, the Company had approximately $6.1 million and $0, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Deferred Offering Costs

The Company previously capitalized certain legal, professional accounting and other third-party fees that were directly associated with in-process stock financings as deferred offering costs until such financings were consummated. After consummation of the Company’s IPO, these costs were recorded as a reduction to additional paid-in capital generated as a result of the offering.

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

Note 2 – Revenue Recognition

Legacy platform phase out

From 2014 through 2020, the Company was successful in deploying its platform across 580 major radio stations and 1.6 million monthly active users. The Company’s legacy product served the broadcast industry by providing a platform that allows for the delivery of actionable digital ads that are synchronized with broadcast and streaming audio ads. Broadcasters offer mobile and web digital interfaces to their listeners, typically for their individual stations. Our Interactive Radio Platform provided mobile and web products that provide end users (listeners) with a visual display of everything a radio station has played in recent history (referred to as a “station feed”).

In addition to displaying album art for songs played, and digital insertions for station promotions and programs (e.g., a radio station contest), the station feed also included a digital element for each audio ad that was played. These interactive, synchronized digital ads generate additional revenue for broadcasters and allowed for the collection of meaningful advertising analytics which we presented to broadcasters through an analytics dashboard.

The Company began phasing out its Interactive Radio Platform in early 2020 and ceased operations related to the legacy platform by August 1, 2020. Much of the core technology of this platform is being leveraged for re-use with our new products, Auddia and Vodacast, currently under development. Furthermore, our well established relationships with more than a dozen broadcasters through the sales, marketing and digital services operations are being maintained as we seek to deploy the Auddia App on a national scale.

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

The Company no longer provides these services.

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

We did not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we had the right to invoice for services performed.

The following table presents revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Platform Service Fees (hosting services, support, data analytics)	$–	$34,200	$–	$85,800
Digital advertising served by 3rd parties	–	10,903	–	24,079
	$–	$45,103	$–	$109,879

Note 3 – Balance Sheet Disclosures

Accounts payable and accrued liabilities consist of the following:

	June 30, 2021	December 31, 2020
Accounts payable and accrued expenses	$394,750	$1,111,621
Credit cards payable	4,264	22,885
Accrued interest	–	364,856
Wages payable	–	53,922
Accounts payable and accrued liabilities	$399,014	$1,553,284

Note 4 – Line of Credit

On April 10, 2018 the Company refinanced its previous line-of-credit with a different bank and this agreement was amended in July 2019 and March 2021. The available principal balance under the line of credit is currently $2,000,000, and the outstanding balance accrues interest at a variable rate based on the bank’s prime rate plus 1% (4.25% at June 30, 2021 and December 31, 2020) but at no time less than 4.0%. Monthly interest payments are required, with any outstanding principal due on July 10, 2021. Interest expense for the six months ended June 30, 2021 and 2020 was $69,132 and $146,667, respectively.

The line of credit is collateralized by all assets of the Company, including $2 million of cash held in a control account at the lender. The Company also maintains a minimum balance at the lender to cover two months of interest payments. Prior to our IPO, the line of credit was collateralized by $6,000,000 of cash assets of two shareholders held in control accounts at the lender.

Following the Company’s IPO in February 2021 the line of credit was amended and the Company paid down the outstanding principal balance on its bank line of credit from $6 million to $2 million and the available principal balance for the line of credit was reduced from $6 million to $2 million. Further, the $6 million of cash collateral previously provided by the two shareholders was released. As of June 30, 2021, $2.0 million of our cash serves as collateral for our outstanding balance on the line of credit.

The outstanding balance on the line of credit at June 30, 2021 and December 31, 2020 was $2,000,000 and $6,000,000, respectively and the line was fully drawn as of June 30, 2021. As discussed in Note 10, the Company paid off the principal balance of $2,000,000 and terminated the line of credit as of July 8, 2021. The shareholder who previously provided the $2,000,000 control account had a collateral agreement with the Company which is described in Note 5. This agreement was terminated in March 2021.

Note 5 – Convertible Notes Payable, Notes Payable to Related Parties and Promissory Notes

Convertible notes payable

During the year ended December 31, 2020 investors purchased an additional $404,601 of our convertible notes, such that at December 31, 2020 the balance of the convertible notes, including accrued interest, was $2,295,305. These convertible notes accrued interest at 6.0% per year and were scheduled to mature on December 31, 2021. In conjunction with the February 2021 IPO, the Notes automatically converted into 2,066,176 shares of common stock at discounts ranging from 50% to 75% of the IPO price. Interest expense for the six months ended June 30, 2021 and 2020 was $16,586 and $63,741, respectively.

Accrued fees to a related party

The Company had an agreement with a shareholder to provide collateral for a bank line of credit described in Note 4 – Line of Credit. The amount of the cash collateral provided by the shareholder to the bank was $2.0 million. The collateral agreement required a commitment to pay collateral fees of $710,000 (comprised of annual interest of $660,000 plus the $50,000 renewal fee) to the shareholder and issue 3,454 common stock warrants. In January 2019, in connection with the collateral agreement, the Company converted accrued fees of $725,000 into an unsecured note payable, which bore interest at 33% annually and had a maturity date of December 31, 2021. The fees that accrued on the collateral arrangement were 33% percent of the collateral amount annually plus an annual renewal fee of $50,000. Interest expense for the six months ended June 30, 2021 and 2020 was $208,727 and $655,175, respectively. The balance outstanding on the accrued collateral fees was $1,960,336 at December 31, 2020, excluding the $725,000 unsecured note payable. This collateral agreement terminated in March 2021.

In conjunction with the February 2021 IPO, the notes payable and accrued interest due to this shareholder were converted to 1,667,859 shares of common stock.

Promissory notes payable

During the twelve months ended December 31, 2020, the Company issued, to a number of existing shareholders, in four separate tranches, $1,857,764 of Promissory Notes that accrue interest at a rate of 6% per year and were scheduled to mature on December 31, 2021. When issued, the notes incorporated the following attributes: interest on the Notes accrue at 6% and upon the successful completion of a qualified IPO by December 31, 2021, the notes and accrued interest would convert into equity at a per share valuation equal to $40.0 million. In addition, each investor in the Promissory Notes would receive shares and warrants based on a formula that takes into account the number of shares and warrants the investor owned before the investment in these Promissory Notes, as well as a portion of the bonus allocation of 1,038,342 shares made available to the investors. Interest expense for the six months ended June 30, 2021 and 2020 was $14,454 and $7,125, respectively.

In conjunction with the February 2021 IPO, all of the Promissory Notes converted into 3,080,535 shares of common stock.

The Company recognized a finance charge to interest expense of $8,141,424 related to the conversion of the convertible notes, notes payable to related parties and promissory notes during the six months ended June 30, 2021.

Note 6 – Notes Payable

Notes payable to related parties and deferred salary

An executive officer of the Company agreed to defer receipt of compensation to preserve liquidity in the Company. The accumulated amount of compensation owed to this executive officer was approximately $631,000 at December 31, 2020. The Company paid this deferred compensation in the first quarter of 2021.

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

In October 2019, a shareholder obtained $400,000 of short term financing from an unrelated lender. The shareholder then agreed to make the proceeds of that short term financing available to the Company. In exchange, the Company assumed responsibility for all payments and charges (including principal, interest and fees) required under such short term financing agreement. Under the agreement the Company was advanced $188,000, net of $12,000 in closing fees, and the remaining $200,000 was put into an escrow account owned and controlled by the shareholder. A loan financing fee in the amount of $100,000 was due upon maturity, of which the amount relating to 2019 of $75,000 was included in accrued expenses at December 31, 2019. In December 2019, the Company made a principal payment in the amount of $57,203, and accordingly, the outstanding principal balance was $142,797 at December 31, 2019, and was included in Notes payable to related parties on the balance sheet. The remaining balance of $242,797 which included principal and loan financing fees, was repaid in January 2020.

In February 2020, the Company obtained a new $500,000 short term loan from the same related party. The Company was advanced $485,000, net of $15,000 in closing fees, and immediately placed $140,741 into an escrow account, owned and controlled by the shareholder to provide funds for the scheduled repayments. Repayment of the principal and loan financing fee occurs through weekly payments of $17,593 until the loan and financing fee is paid in full. The loan financing fee increases with the length of the payback period and was maximized at $165,000 after month five. The outstanding balance was repaid in February 2021.

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

The First Loan was set to mature in April 2022 and the Second Loan matures in January 2023. The PPP Loans bear interest at a rate of 1% per annum. Beginning November 2020, the Company was required to make 18 monthly payments of principal and interest in the amount of $14,370 related to the First Loan. The PPP Loans may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from the Loans may only be used for payroll costs (including benefits), interest on mortgage obligations, rent, utilities and interest on certain other debt obligations.

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

Pursuant to the terms of the CARES Act and the PPP, the Company applied for forgiveness for the First Loan. On June 15, 2021, the Company received confirmation that the First Loan was approved for forgiveness and the Company recorded $268,662 in PPP loan extinguishment to other income during the three and six months ended June 30, 2021. The Company plans to apply to the lender for forgiveness for the amount due on the Second Loan. The amount eligible for forgiveness is based on the amount of Loan proceeds used by the Company (during the eight-week period after the lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. While the Company expects 100% of the Second Loan to be forgiven, no assurance can be given that the Company will obtain forgiveness of the Second Loan in whole or in part.

Note 7 – Commitments and Contingencies

Operating Lease

In April 2021, the Company entered into a lease agreement for a new primary office space in Boulder, Colorado comprising of 8,639 square feet. The lease commenced on May 15, 2021 and terminates after 12 months. The lease has an initial base rent of $7,150 per month, with the first 15 days rent free and includes three separate six month renewal options, subject to fixed rate escalation increases. The Company previously leased approximately 3,000 square feet of office space that expired on April 30, 2021. Rent expense was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Rent expense	$13,437	17,596	$31,490	36,234

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Note 8 - Share-based Issuances

Stock Options

The following table presents the activity for stock options outstanding:

		Weighted
	Non-Qualified	Average
	Options	Exercise Price
Outstanding - December 31, 2020	300,353	$3.65
Granted	–	–
Forfeited/canceled	3,062	$3.68
Exercised	–	–
Outstanding – June 30, 2021	297,291	$3.65

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price*	Life*	Number	Price*
$2.70	68,518	$2.70	2.33	68,518	$2.70
$2.90	54,941	$2.89	6.54	54,941	$2.89
$4.26	173,832	$4.25	8.13	136,534	$4.25
Total - June 30, 2021	297,291	$3.65	6.50	259,993	$3.56

________________________

* Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Warrants

The following table presents the activity for warrants outstanding:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding - December 31, 2020	358,334	$7.02

Granted	4,909,936	$4.58
Forfeited/cancelled/restored	–	–
Exercised	–	–
Outstanding – June 30, 2021	5,268,270	$4.74

In connection with the February 2021 IPO, the Company issued 3,991,818 warrants to purchase shares of common stock and issued to 598,772 warrants to its underwriters to cover over-allotments. The Company also issued 319,346 of representative warrants to its underwriters to purchase shares of common stock and these representative warrants contain a cashless exercise feature. All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of approximately 4.48 years as of June 30, 2021.

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

As of June 30, 2021 and 2020, 4,239,600 shares and 651,437 shares, respectively of potentially dilutive weighted average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

Note 10 – Subsequent Events

In July 2021, the Company received cash proceeds of approximately $5.0 million related to the exercise of Series A Warrants to purchase 1,091,692 shares of Common Stock.

In July 2021, the Company paid off the $2 million outstanding balance on its line of credit, which released from restriction its restricted cash balance. The line of credit has been terminated.

In July 2021, the Company finalized development and testing of the Minimally Viable Product (“MVP”) version of the Auddia App and launched its first consumer trial. The Company plans to commence amortization of its capitalized development costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 31, 2021. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2020 to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

We are leveraging our legacy technology platform to bring to market a premium AM/FM radio listening experience through the Auddia App. The Auddia App is intended to be downloaded by consumers who will pay a subscription fee in order to listen to any streaming AM/FM radio station without commercials. Advanced features will allow consumers to skip any content heard on the station, request audio content on-demand, and program an audio routine. We believe the Auddia App represents a significant differentiated audio streaming product that will be the first to come to market since the emergence of popular streaming music apps such as Pandora, Spotify, Apple Music, Amazon Music, etc. We believe that the most significant point of differentiation is that in addition to music, the Auddia App is intended to deliver non-music content that includes local sports, news, weather, traffic and the discovery of new music. Radio is the dominant audio platform for local content and new music discovery.

We finalized development and testing of the minimally viable product (“MVP”) version of the Auddia App and launched our first consumer trial in July 2021 with additional consumer trials continuing during the third quarter of 2021 and anticipate a full commercial launch to follow later in 2021.

We also have developed a new podcasting platform called Vodacast. Vodacast is a podcasting app that provides an interactive digital feed to supplement podcast audio with additional content to tell deeper stories and give podcasters access to digital revenue for the first time. The platform is unique in that it is designed to add new monetization channels for podcasters while delivering a superior content experience for listeners. Vodacast is a synchronized digital feed that listeners can view and interact with and which accompanies each episode. Podcasters and their digital teams will be able to build these interactive feeds using The Vodacast Hub, a content management system that also serves as a tool to plan and manage a podcast episode. The digital feed activates a new digital ad channel that turns every audio ad into a direct-response digital ad, increasing the effectiveness and value of their established audio ad model. The feed also presents a richer listening experience, as any element of a podcast episode can be supplemented with images, videos, text copy and web links. This feed appears fully synchronized in the Vodacast mobile App, and it also can be hosted and accessed independently (e.g., through any browser), making the content feed universally distributable.

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

Other income and expense

Our other income and expense consist of interest income related to our cash at financial institutions, debt extinguishment related to our PPP loan, interest expense from our line of credit, and a finance charge related to conversion of outstanding debt into shares of common stock related to the February 2021 IPO. We expect our other expense to decrease as we paid off our outstanding balance on our line of credit,

Results of operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations:

	Three Months Ended June 30,
	2021	2020	Increase/(Decrease)
Revenue	$–	$45,103	$(45,103)

Operating expenses:
Direct costs of service	76,058	163,737	(87,679)
Sales and marketing	139,611	103,496	36,115
Research and development	78,285	97,228	(18,943)
General and administrative	709,484	526,455	183,029

Total operating expense	1,003,438	890,916	112,523

Loss from operations	(1,003,438)	(845,813)	(157,626)
Other income (expense), net:	249,917	(473,553)	723,471

Net loss	$(753,521)	$(1,319,366)	$565,845

Revenue

Total revenues were $0 for the three months ended June 30, 2021, compared to $45,103 for the three months ended June 30, 2020. The decrease in revenue can be attributed to the August 2020 termination of our legacy platform which eliminated all platform fee and advertising revenue while we continue to develop the new Auddia and Vodacast products to establish new revenue streams.

Direct cost of services

Direct cost of services decreased by $87,679 or 54%, from $163,737 for the three months ended June 30, 2020 compared to $76,058 for the three months ended June 30, 2021. This decrease primarily resulted from the termination of our legacy services and the decreased need for hosting, staff reductions to the team working on the current platform, and other related direct expenses.

Sales and marketing

Sales and marketing expenses increased by $36,115 or 35%, from $103,496 for the three months ended June 30, 2020 compared to $139,611 for the three months ended June 30, 2021 as we increased marketing expenses primarily related to the promotion and development of the Auddia and Vodacast Apps.

Research and development

Research and development expenses decreased by $18,943 or 19%, from $97,228 for the three months ended June 30, 2020 to $78,285 for the three months ended June 30, 2021 primarily related to higher capitalization of research and development time. During the second quarter of 2021, the majority of the research and development efforts were spent on our new Apps, Vodacast and Auddia, which have not been commercially released, therefore $259,463 of research and development expenses were capitalized in the three months ended June 30, 2021 compared to $178,987 capitalized in the three months ended June 30, 2020. Higher capitalized costs were partially offset by hiring additional research and development staff to continue development of our applications.

General and administrative

General and administrative expenses increased by $183,029 or 35%, from $526,455 for the three months ended June 30, 2020 compared to $709,484 for the three months ended June 30, 2021. The increase resulted primarily from increased costs related to being a public company and having higher legal and other professional fees due to preparing to operate as a public company.

Interest expense/Other expense, net

We had total other income of $249,917 for the three months ended June 30, 2021 as compared to other expense of ($473,553) for the three months ended June 30, 2020, which was a $723,470 or 153% change in other income / expense. The other income during the three months ended June 30, 2021 related to our extinguishment of debt related to our first PPP loan in the amount of $268,662, which was forgiven under the terms of the agreement. This was offset by interest expense related to our line of credit. Our other expense for the three months ended June 30, 2020 primarily related to interest expense related to our higher line of credit balance and related party payable notes.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations:

	Six Months Ended June 30,
	2021	2020	Increase/(Decrease)
Revenue	$–	$109,879	$(109,879)

Operating expenses:
Direct costs of service	133,406	297,578	(164,172)
Sales and marketing	263,115	205,422	57,693
Research and development	125,282	142,437	(17,155)
General and administrative	1,349,375	1,142,698	206,677

Total operating expense	1,871,178	1,788,135	83,043

Loss from operations	(1,871,178)	(1,678,256)	(192,922)
Other income (expense), net:	(8,178,841)	(874,102)	(7,304,739)

Net loss	$(10,050,019)	$(2,552,358)	$(7,497,661)

Revenue

Total revenues were $0 for the six months ended June 30, 2021, compared to $109,879 for the six months ended June 30, 2020. The decrease in revenue can be attributed to the August 2020 termination of our legacy platform which eliminated all platform fee and advertising revenue while we continue to develop the new Auddia and Vodacast products to establish new revenue streams.

Direct cost of services

Direct cost of services decreased by $164,172 or 55%, from $297,578 for the six months ended June 30, 2020 compared to $133,406 for the six months ended June 30, 2021. This decrease primarily resulted from the termination of our legacy services and the decreased need for hosting, staff reductions to the team working on the current platform, and other related direct expenses.

Sales and marketing

Sales and marketing expenses increased by $57,693 or 28%, from $205,422 for the six months ended June 30, 2020 compared to $263,115 for the six months ended June 30, 2021 as we increased marketing expenses primarily related to the promotion and development of the Auddia and Vodacast Apps.

Research and development

Research and development expenses decreased by $17,155 or 12%, from $142,437 for the six months ended June 30, 2020 to $125,282 for the six months ended June 30, 2021 primarily related to capitalization of research and development time. During the first quarter of 2021, the majority of the research and development efforts were spent on our new Apps, Vodacast and Auddia, which have not been commercially released. We capitalized $551,538 of research and development expenses in the six months ended June 30, 2021 compared to $373,439 capitalized in the six months ended June 30, 2020. Higher capitalized costs were partially offset by hiring additional research and development staff to continue development of our applications.

General and administrative

General and administrative expenses increased by $206,677 or 18%, from $1,142,698 for the six months ended June 30, 2020 compared to $1,349,375 for the six months ended June 30, 2021. The increase resulted primarily from increased costs related to being a public company and having higher legal and other professional fees due to preparing to operate as a public company.

Interest expense/Other expense, net

Total interest expense/other expense increased by $7,304,739, from $874,102 for the six months ended June 30, 2020 compared to $8,178,841 for the six months ended June 30, 2021. The increase was due almost entirely to a finance charge of $8,141,424 to interest expense related to the conversion of outstanding debt into 6.8 million shares of common stock related to the February 2021 IPO. This was offset by our extinguishment of debt related to our first PPP loan in the amount of $268,662, which was approved in full under the loan forgiveness program and reduced interest expense related to lower outstanding line of credit and related party notes payable balances.

Liquidity and capital resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our Auddia and Vodacast Apps. As of June 30, 2021 and December 31, 2020 we had cash (including restricted cash) of $6.6M and $0.1M, respectively. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months as we continue to develop and market our products and perform commercial trials on the Auddia App.

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

Following the Company’s IPO in February 2021, the Company paid down the outstanding principal balance on its bank line of credit from $6 million to $2 million. The Company and the bank agreed to reduce the maximum available balance for the line of credit to $2 million. The outstanding balance under the line of credit accrues interest at a variable rate based on the bank’s prime rate plus 1% (4.25% at June 30, 2021) but at no time less than 4.0%. Monthly interest payments are required, with any outstanding principal due on July 10, 2021. The line of credit is collateralized by all assets of the Company. During the six months ended June 30, 2021, we have reduced our bank debt by $4.0 million, used $2.0 million of our cash to serve as collateral for our remaining $2.0 million of bank debt that replaces collateral previously provided by a related party, paid down a significant percentage of our accounts payable, and eliminated all deferred compensation owed to a related party.

In July 2021, certain holders of our publicly traded Series A Warrants exercised approximately 1.1 million warrants for approximately 1.1 million shares of common stock at the cash exercise price of $4.5375 per share and as a result, we received additional cash proceeds of approximately $5.0 million. In addition, we paid the remaining $2.0 million, out of our restricted cash, to pay off and terminate our line of credit. As a result, we had approximately $9.4 million in unrestricted cash as if July 8, 2021, after the warrant exercise and pay down of our line of credit balance.

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

 The following table summarizes the statements of cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	% Change
Net cash provided by (used in):
Operating activities	$(3,133,635)	$(1,216,952)	(157.5%	)
Investing activities	(575,373)	(376,125)	(53.0%	)
Financing activities	10,174,305	1,821,794	458.5%
Change in cash and restricted cash	$6,465,297	$228,717	2,726.8%

Operating activities

Cash used in operating activities for the six months ended June 30, 2021 was $3,133,635, primarily resulting from our net loss of $10,050,019 and changes in working capital of $993,369, partially offset by non-cash charges of $7,909,753 primarily related to our conversion of outstanding debt to common stock from our February 2021 IPO. Changes in working capital primarily related to paying off outstanding accounts payable.

Cash used in operating activities for the six months ended June 30, 2021 was $1,216,952, primarily resulting from our net loss of $2,552,358, partially offset by non-cash charges of $489,938 and changes in working capital of $845,468.

Cash used in operating activities primarily consisted of personnel-related expenditures, payments included costs of operations, and other sales efforts, research and development and administrative costs.

Investing activities

Cash flows used in investing activities for the six months ended June 30, 2021 consisted primarily of capitalization of software development expenses of $551,538.

Cash flows used in investing activities for the six months ended June 30, 2020 consisted primarily of capitalization of software development expenses of $373,439.

Financing activities

Cash flows provided by financing activities for the six months ended June 30, 2021 increased primarily related to the issuance of common shares for $14,822,459 related to our February 2021 IPO and proceeds from the second PPP loan in the amount of $267,482, partially offset by a $4,000,000 repayment on our line of credit, and repayment of deferred salary and related party notes payable of $930,636.

Cash flows provided by financing activities for the six months ended June 30, 2020 was $1,821,794 primarily related to the proceeds related to the issuance of convertible notes payable of $1,372,619, related party debt of $426,779 and proceeds from our first PPP loan of $268,662, partially offset by repayments of related party debt and deferred salary of $225,797.

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $61.4M and $51.4M as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, we had cash (including restricted cash) of $6.6M and $0.1M, respectively. We believe that the net proceeds from our February 2021 IPO and additional net proceeds of $5.0 million received from the July 2021 Series A Warrant exercises, will be sufficient to fund our current operating plans through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our technology development and commercialization efforts.

Our cash is comprised primarily of demand deposit accounts and money market funds. We believe our existing cash and cash generated from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

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

A summary of our critical accounting policies is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies during the six months ended June 30, 2021.

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

Internal Control Over Financial Reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2018 and remained unremediated as of June 30, 2021. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

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

Remediation Activities

Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken during the quarter ended June 30, 2021:

•	continue to strengthen our internal policies, processes and reviews, including drafting of related documentation thereof;
•	engage outside consultants to ensure that appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review
•	engage outside consultants to assist in the design, implementation and documentation of internal controls to address the relevant risks
•	hired additional accounting resources with appropriate levels of experience, including a new Chief Financial Officer

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

Changes in Internal Control Over Financial Reporting

Other than the applicable remediation efforts described in “Remediation of Previously Reported Material Weaknesses” above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any of our equity securities during the six months ended June 30, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Bylaws of the Company	8-K	02-22-2021	3.2
3.3		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
3.4		Form of Series A Warrant	S-1/A	02-05-2021	3.6
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities	10-K	03-31-2021	4.3
10.1	#	Employment Agreement of Michael T. Lawless	S-1	01-10-2020	10.1
10.2	#	Employment Agreement of Peter Shoebridge	S-1	01-10-2020	10.2
10.3	#	Form of Auddia Inc. 2020 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.4		Collateral and Security Agreement with Related Party (Minnicozzi)	S-1/A	01-28-2020	10.4
10.5		Form of Amendment to Collateral and Security Agreement with Related Party	S-1/A	10-08-2020	10.5
10.6		Form of Convertible Promissory Note	S-1/A	01-28-2020	10.6
10.7		Business Loan Agreement and Guaranty of Related Party with Bank of the West	S-1/A	01-28-2020	10.7
10.8	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.9		Form of Bridge Note	S-1/A	10-22-2020	10.9
10.10		Form of Warrant Agent Agreement	S-1/A	02-05-2021	10.10
10.11		Amendment to Bridge Note	S-1/A	10-22-2020	10.14
10.12		Amended Business Loan Agreement with Bank of the West	10-K	03-31-2021	10.15
10.13	#	First Amendment to 2020 Equity Incentive Plan	S-8	08-10-2021	99.2
10.14	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.3
10.15	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.4
10.16	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	S-8	08-10-2021	99.5
10.17	#	Clip Interactive, LLC 2013 Equity Incentive Plan	S-8	08-10-2021	99.6
10.18	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan	S-8	08-10-2021	99.7
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

____________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDDIA INC.

By:	/s/ Michael Lawless
Michael Lawless President, Chief Executive Officer and Director

By:	/s/ Brian Hoff
Brian Hoff Chief Financial Officer

Date:  August 13, 2021

