Form 10-Q
period 2021-09-30
AUDDIA INC.
filed 2021-11-12
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, 12,414,638 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Auddia Inc.

Condensed Balance Sheets

	As of
	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current assets:
Cash	$8,081,983	$117,914
Accounts receivable, net	–	128
Total current assets	8,081,983	118,042

Non-current assets:
Property and equipment, net of accumulated depreciation of $697,550 and $687,123	64,331	12,289
Software development costs, net of accumulated amortization of $1,462,312 and $1,388,943	2,669,106	1,837,518
Deferred offering costs	–	338,419
Prepaids and other non-current assets	129,424	5,500
Total non-current assets	2,862,861	2,193,726

Total assets	$10,944,844	$2,311,768

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$357,715	$1,553,284
Line of credit	–	6,000,000
Convertible notes payable	–	2,146,775
Notes payable to related parties and deferred salary	–	1,628,197
Promissory notes payable	–	1,857,764
PPP loan	267,482	268,662
Accrued fees to a related party	–	1,960,336
Total current liabilities	625,197	15,415,018

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Preferred stock - $0.001 par value, 10,000,000 authorized and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	–	–
Common stock - $0.001 par value, 100,000,000 authorized and 12,414,638 and 485,441 shares issued and outstanding at September 30, 2021 and December 31, 2020	12,415	486
Additional paid-in capital	73,766,973	38,256,584
Accumulated deficit	(63,459,741)	(51,360,320)
Total stockholders’ equity (deficit)	10,319,647	(13,103,250)

Total liabilities and stockholders’ equity (deficit)	$10,944,844	$2,311,768

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$–	$1,040	$–	$110,919

Operating expenses:
Direct cost of services	36,501	42,379	152,532	361,181
Sales and marketing	209,207	76,459	472,322	260,658
Research and development	119,321	90,965	261,977	233,403
General and administrative	1,687,099	277,105	3,036,474	1,355,531
Total operating expenses	2,052,128	486,908	3,923,305	2,210,773

Loss from operations	(2,052,128)	(485,868)	(3,923,305)	(2,099,854)

Other income (expense):
Finance charge – convertible debt	–	–	(8,141,424)	–
PPP loan extinguishment	–	–	268,662	–
Interest expense	2,720	(441,321)	(306,555)	(1,379,735)
Interest income	5	2	3,201	41
Total other income (expense)	2,725	(441,319)	(8,176,116)	(1,379,694)

Net loss before income taxes	(2,049,403)	(927,187)	(12,099,421)	(3,479,548)
Income taxes	–	–	–	–

Net loss	$(2,049,403)	$(927,187)	$(12,099,421)	$(3,479,548)

Net loss per share attributable to common stockholders Basic and diluted	$(0.17)	$(1.91)	$(1.25)	$(7.25)

Weighted average common shares outstanding Basic and diluted	12,376,987	485,441	9,717,915	480,100

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2020	485,441	$486	$38,256,584	$(51,360,320)	$(13,103,250)

Issuance of common shares	4,021,818	4,022	14,603,768	–	14,607,790
Exercise of warrants	1,092,809	1,093	4,952,459		4,953,552
Conversion of debt obligations	6,814,570	6,814	15,186,619	–	15,193,433
Share-based compensation	–	–	767,543	–	767,543
Net loss	–	–	–	(12,099,421)	(12,099,421)

Balance, September 30, 2021	12,414,638	$12,415	$73,766,973	$(63,459,741)	$10,319,647

Nine Months Ended September 30, 2020

	Common Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Value	Capital	Receivable	Deficit	Total
Balance, December 31, 2019	470,658	$471	$38,122,486	$(42,735)	$(47,309,099)	$(9,228,877)

Issuance of common shares	14,783	15	64,257	–	–	64,272
Collection of subscription receivable	–	–	–	42,735	–	42,735
Share-based compensation	–	–	52,579	–	–	52,579
Net loss	–	–	–	–	(3,479,548)	(3,479,548)

Balance, September 30, 2020	485,441	$486	$38,239,322	$–	$(50,788,647)	$(12,548,839)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(12,099,421)	$(3,479,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charge associated with debt to equity conversion	8,141,424	–
Depreciation and amortization	83,794	371,358
Bad debt provision	–	(2,500)
Share-based compensation	767,543	52,579
Gain on PPP loan extinguishment	(268,662)	–
Issuance of common stock for consulting services	–	64,272
Change in assets and liabilities:
Accounts receivable	128	18,839
Prepaids and other non-current assets	(123,924)	–
Accounts payable and accrued liabilities	(820,996)	1,373,892
Net cash used in operating activities	(4,320,114)	(1,601,108)

Cash flows from investing activities:
Software capitalization	(904,957)	(543,835)
Purchase of property and equipment	(62,468)	(2,686)
Net cash used in investing activities	(967,425)	(546,521)

Cash flows from financing activities:
Proceeds from issuance of common shares	19,899,762	–
Repayments of related party debt and deferred salary	(930,636)	(257,797)
Repayments of line of credit	(6,000,000)	–
Proceeds from issuance of PPP loan	267,482	268,662
Proceeds from issuance of promissory notes payable	15,000	–
Deferred offering costs capitalized	–	(91,624)
Proceeds from issuance of convertible notes payable	–	1,467,841
Proceeds from related party debt	–	490,539
Subscription receivable	–	42,735
Net cash provided by financing activities	13,251,608	1,920,356

Net increase (decrease) in cash	7,964,069	(227,273)

Cash, beginning of period	117,914	290,231

Cash, end of period	$8,081,983	$62,958

Supplemental disclosures of cash flow information:
Cash paid for interest	$(66,412)	$(1,379,046)
Cash paid for income taxes	$–	$–

Supplemental disclosures of non-cash activity:
Shares issued for conversion of indebtedness	$15,193,433	$–
PPP loan extinguishment	$(268,662)	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Notes to Condensed Financial Statements (Unaudited)

Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Auddia Inc., formerly Clip Interactive, LLC, (the “Company”, “Auddia”, “we”, “our”) is a technology company that is reinventing how consumers engage with audio through the development of a proprietary AI platform for audio and innovative technologies for podcasts. Clip Interactive, LLC was initially formed as a Colorado limited liability company on January 14, 2012 and on November 25, 2019 changed its trade name to Auddia.

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

Cash and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2021 or December 31, 2020.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At September 30, 2021 and December 31, 2020, the Company had approximately $7.8 million and $0, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

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

The following table presents revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Platform Service Fees (hosting services, support, data analytics)	$–	$–	$–	$85,800
Digital advertising served by 3rd parties	–	1,040	–	25,119
	$–	$1,040	$–	$110,919

Note 3 – Balance Sheet Disclosures

Accounts payable and accrued liabilities consist of the following:

	September 30, 2021	December 31, 2020
Accounts payable and accrued expenses	$349,662	$1,111,621
Credit cards payable	8,053	22,885
Accrued interest	–	364,856
Wages payable	–	53,922
Accounts payable and accrued liabilities	$357,715	$1,553,284

Note 4 – Line of Credit

On April 10, 2018 the Company refinanced its previous line-of-credit with a different bank and this agreement was amended in July 2019 and March 2021. The principal balance was paid off in full as of July 8, 2021. Interest accrued at a variable rate based on the bank’s prime rate plus 1% (4.25% at December 31, 2020) but at no time less than 4.0%. Monthly interest payments were required, with any outstanding principal due on July 10, 2021. Interest expense for the three months ended September 30, 2021 and 2020 was ($2,720) and $65,855, respectively. Interest expense for the nine months ended September 30, 2021 and 2020 was $66,412 and $212,522, respectively.

The line of credit was collateralized by all assets of the Company, including $2 million of cash held in a control account at the lender. The Company also maintained a minimum balance at the lender to cover two months of interest payments. Prior to our IPO, the line of credit was collateralized by $6,000,000 of cash assets of two shareholders held in control accounts at the lender.

Following the Company’s IPO in February 2021 the line of credit was amended and the Company paid down the outstanding principal balance on its bank line of credit from $6 million to $2 million and the available principal balance for the line of credit was reduced from $6 million to $2 million. Further, the $6 million of cash collateral previously provided by the two shareholders was released. The remaining principal balance of $2 million was paid off in full and the line of credit was terminated as of July 8, 2021.

The outstanding balance on the line of credit at September 30, 2021 and December 31, 2020 was $0 and $6,000,000, respectively. The shareholder who previously provided the $2,000,000 control account had a collateral agreement with the Company which is described in Note 5. This agreement was terminated in March 2021.

Note 5 – Convertible Notes Payable, Notes Payable to Related Parties and Promissory Notes

Convertible notes payable

During the year ended December 31, 2020 investors purchased an additional $404,601 of our convertible notes, such that at December 31, 2020 the balance of the convertible notes, including accrued interest, was $2,295,305. These convertible notes accrued interest at 6.0% per year and were scheduled to mature on December 31, 2021. In conjunction with the February 2021 IPO, the Notes automatically converted into 2,066,176 shares of common stock at discounts ranging from 50% to 75% of the IPO price. Interest expense for the three months ended September 30, 2021 and 2020 was $0 and $32,466, respectively. Interest expense for the nine months ended September 30, 2021 and 2020 was $16,586 and $96,207, respectively.

Accrued fees to a related party

The Company had an agreement with a shareholder to provide collateral for a bank line of credit described in Note 4 – Line of Credit. The amount of the cash collateral provided by the shareholder to the bank was $2.0 million. The collateral agreement required a commitment to pay collateral fees of $710,000 (comprised of annual interest of $660,000 plus the $50,000 renewal fee) to the shareholder and issue 3,454 common stock warrants. In January 2019, in connection with the collateral agreement, the Company converted accrued fees of $725,000 into an unsecured note payable, which bore interest at 33% annually and had a maturity date of December 31, 2021. The fees that accrued on the collateral arrangement were 33% percent of the collateral amount annually plus an annual renewal fee of $50,000. Interest expense for the three months ended September 30, 2021 and 2020 was $0 and $326,359, respectively. Interest expense for the nine months ended September 30, 2021 and 2020 was $208,727 and $981,534, respectively. The balance outstanding on the accrued collateral fees was $1,960,336 at December 31, 2020, excluding the $725,000 unsecured note payable. This collateral agreement terminated in March 2021.

In conjunction with the February 2021 IPO, the notes payable and accrued interest due to this shareholder were converted to 1,667,859 shares of common stock.

Promissory notes payable

During the twelve months ended December 31, 2020, the Company issued, to a number of existing shareholders, in four separate tranches, $1,857,764 of Promissory Notes that accrue interest at a rate of 6% per year and were scheduled to mature on December 31, 2021. When issued, the notes incorporated the following attributes: interest on the Notes accrue at 6% and upon the successful completion of a qualified IPO by December 31, 2021, the notes and accrued interest would convert into equity at a per share valuation equal to $40.0 million. In addition, each investor in the Promissory Notes would receive shares and warrants based on a formula that takes into account the number of shares and warrants the investor owned before the investment in these Promissory Notes, as well as a portion of the bonus allocation of 1,038,342 shares made available to the investors. Interest expense for the three months ended September 30, 2021 and 2020 was $0 and $15,965, respectively. Interest expense for the nine months ended September 30, 2021 and 2020 was $14,454 and $23,091, respectively.

In conjunction with the February 2021 IPO, all of the Promissory Notes converted into 3,080,535 shares of common stock.

The Company recognized a finance charge to interest expense of $8,141,424 related to the conversion of the convertible notes, notes payable to related parties and promissory notes during the nine months ended September 30, 2021.

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

Pursuant to the terms of the CARES Act and the PPP, the Company applied for forgiveness for the First Loan. On June 15, 2021, the Company received confirmation that the First Loan was approved for forgiveness and the Company recorded $268,662 in PPP loan extinguishment to other income during the nine months ended September 30, 2021. The Company has applied to the lender for forgiveness for the amount due on the Second Loan and as noted in Note 10, the Company received confirmation of full forgiveness in November 2021. The amount eligible for forgiveness is based on the amount of Loan proceeds used by the Company (during the eight-week period after the lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. While the Company expects 100% of the Second Loan to be forgiven, no assurance can be given that the Company will obtain forgiveness of the Second Loan in whole or in part.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Rent expense	$22,397	$18,231	$53,887	$54,465

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Note 8 - Share-based Issuances

Stock Options

The following table presents the activity for stock options outstanding:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2020	300,353	$3.65
Granted	1,235,500	2.79
Forfeited/canceled	(21,365)	$2.96
Exercised	–	–
Outstanding – September 30, 2021	1,514,488	$2.96

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price*	Life*	Number	Price*
$2.70	68,518	$2.70	2.07	68,518	$2.70
$2.90	54,941	$2.89	6.29	54,941	$2.89
$4.26	173,243	$4.25	7.88	141,011	$4.25
$2.79	1,217,786	$2.79	9.87	252,621	$2.79
Total - September 30, 2021	1,514,488	$2.96	9.16	517,091	$3.19

________________________

* Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

During the three and nine months ended September 30, 2021, the Company granted 1,235,500 stock options to certain executives and key employees. Under the terms of the option agreements, the options are subject to certain vesting requirements.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

Weighted
	Restricted	Average
	Stock Units	Exercise Price
Outstanding - December 31, 2020	–	$–
Granted	424,500	–
Forfeited/canceled	–	$–
Exercised	–	–
Outstanding – September 30, 2021	424,500	$–

During the three and nine months ended September 30, 2021, the Company granted 424,500 restricted stock units. Under terms of the restricted stock agreements, the restricted stock units are subject to a certain vesting schedule.

The Company recognized share-based compensation expense related to stock options and restricted stock units of $735,592 and $767,543 for the three and nine months ended September 30, 2021, respectively. The remaining unvested share-based compensation expense of $2,844,328 is expected to be recognized over the next 46 months.

Warrants

The following table presents the activity for warrants outstanding:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding - December 31, 2020	358,334	$7.02

Granted	4,909,936	$4.58
Forfeited/cancelled/restored	–	–
Exercised	(1,093,180)	4.53
Outstanding – September 30, 2021	4,175,090	$4.80

In connection with the February 2021 IPO, the Company issued 3,991,818 warrants to purchase shares of common stock and issued to 598,772 warrants to its underwriters to cover over-allotments. The Company also issued 319,346 of representative warrants to its underwriters to purchase shares of common stock and these representative warrants contain a cashless exercise feature.

During the three months ended September 30, 2021 certain holders of our publicly traded Series A Warrants exercised 1,091,692 warrants for 1,091,692 million shares of common stock at the cash exercise price of $4.5375 per share. In addition, certain holders of our Pre-IPO warrants exercised 1,489 warrants for 1,117 shares of common stock at the net exercise price of $0.87 per share.

All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of approximately 4.19 years as of September 30, 2021.

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

As of September 30, 2021 and 2020, 4,632,777 shares and 654,141 shares, respectively of potentially dilutive weighted average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

Note 10 – Subsequent Events

In November 2021, the Company received confirmation from the SBA that the Second Loan was approved for forgiveness and recorded $267,482 in PPP loan extinguishment to other income.

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

The Auddia app gives consumers the opportunity to listen to any AM/FM radio station with no commercials while personalizing the listening experience through skips, the insertion of on-demand content and the programming of audio routines to customize listening sessions such as a daily commute. The Auddia App represents the first-time consumers can access the local content uniquely provided by radio in the commercial free and personalized manner many consumers have come to demand for media consumption.

We are leveraging our legacy business to bring to market a premium AM/FM radio listening experience through the Auddia App. The Auddia App is intended to be downloaded by consumers who will pay a subscription fee in order to listen to any streaming AM/FM radio station without commercials. Advanced features will allow consumers to skip any content heard on the station, request audio content on-demand, and program an audio routine. We believe the Auddia App represents a significant differentiated audio streaming product that will be the first to come to market since the emergence of popular streaming music apps such as Pandora, Spotify, Apple Music, Amazon Music, etc. We believe that the most significant point of differentiation is that in addition to music, the Auddia App is intended to deliver non-music content that includes local sports, news, weather, traffic and the discovery of new music. Radio is the dominant audio platform for local content and new music discovery.

We launched the Auddia App and initiated our first consumer trial in July 2021 in a single market in southern Virginia and northern North Carolina. We will continue with additional consumer trials in Santa Rosa, CA and Montgomery and Sylacauga, Alabama during the fourth quarter of 2021 to measure consumer interest and engagement with the Auddia App. We are continuing to advance the training of our proprietary AI technology and once complete we are anticipating nationally launching all stations.

The Auddia mobile App is available today through the iOS and Android App stores.

We also have developed a podcasting platform called Vodacast. Vodacast provides a unique suite of tools that helps Podcasters create additional digital content for their podcast episodes as well as plan their episodes, build their brand around their Podcast and monetize their content with new monetization channels. One innovative and proprietary part of the Vodacast platform is the availability of tools to create and distribute an interactive digital feed which supplements podcast episode audio with additional digital. These content feeds allow podcasters to tell deeper stories to their listeners while giving podcasters access to digital revenue for the first time. Podcasters will be able to build these interactive feeds using The Vodacast Hub, a content management system that also serves as a tool to plan and manage podcast episodes. The digital feed activates a new digital ad channel that turns every audio ad into a direct-response digital ad, increasing the effectiveness and value of their established audio ad model. The feed also presents a richer listening experience, as any element of a podcast episode can be supplemented with images, videos, text and web links. This feed appears fully synchronized in the Vodacast mobile App, and it also can be hosted and accessed independently (e.g., through any browser), making the content feed universally distributable.

Vodacast will also introduce a unique and industry first multi-channel, highly flexible set of revenue channels that podcasters can activate in combination to allow listeners to choose how they want to consume and pay for content. “Flex Revenue” allows podcasters to continue to run their standard audio ad model and complement those ads with direct response enabled digital ads in each episode content feed, increasing the value of advertising on any podcast. “Flex Revenue” will also activate subscriptions, on-demand fees for content (e.g., listen without audio ads for a micro payment fee) and direct donations from listeners. Using these channels in combination, podcasters can maximize revenue generation and exercise higher margin monetization models, beyond basic audio advertising. These revenue channels are expected to be available to Podcasters starting late 2021 and into 2022.

The Vodacast mobile App is available today through the iOS and Android App stores.

We have initiated efforts to recruit podcast hosts to Vodacast to onboard their podcast, create digital feeds, and encourage their listening audience to download and listen through the Vodacast App. We expect to continue to attract podcasts and their listening audience to Vodacast through paid promotion through the fourth quarter 2021 and into 2022.

We have funded our operations with proceeds from the February 2021 IPO and Series A warrants exercise in July 2021. Since inception we have incurred significant operating losses. As of September 30, 2021, we had an accumulated deficit of $63.5 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	continue consumer trials of our Auddia App and as we continue training our proprietary AI technology;

•	continue to develop and expand our technology and functionality to advance the Auddia and Vodacast Apps;

•	rollout our product on a national basis, which will include increasing our sales and marketing costs related to the promotion of our products. Auddia promotion will include a combination of a) purchasing ads directly from broadcasters or b) participating broadcasters to promote without purchasing ads, but sharing a portion of subscription proceeds based on listening activity on those stations;

•	hire additional business development, product management, operational and marketing personnel;

•	continue market studies of our products;

•	add operational and general administrative personnel which will support our product development programs, commercialization efforts and our transition to operating as a public company.

As a result, we may need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of September 30, 2021, we had cash, cash equivalents and investments of $8.1 million, which we believe will fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our Apps or other research and development initiatives.

Components of our results of operations

Operating expenses

Direct costs of services

Direct cost of services consists primarily of costs incurred related to our technology and development of our Apps, including hosting and other technology related expenses. Historically, we had higher direct costs of services related to our legacy platform, however, since the termination of our legacy services and platform in August 2020, these costs have been reduced. We expect our direct costs of services to increase in the future as we continue to develop and enhance our technology related to the Auddia and Vodacast Apps.

Research and development

Since our inception, we have focused significant resources on our research and development activities related to the software development of our technology. We account for costs incurred in the development of computer software as software research and development costs until the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose is probable. We cease capitalization of development costs once the software has been substantially completed and is available for its intended use. Software development costs are amortized over a useful life estimated by the Company’s management of three years. Costs associated with significant upgrades and enhancements that result in additional functionality are capitalized. Capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in software technologies. Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are impaired and expensed during the period of such determination.

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

Other income and expense

Our other income and expense consist of interest income related to our cash at financial institutions, debt extinguishment related to our PPP loan, interest expense from our line of credit, and a finance charge related to conversion of outstanding debt into shares of common stock related to the February 2021 IPO. We expect our other expense to decrease as we paid off our outstanding balance on our line of credit.

Results of operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations:

	Three Months Ended September 30,		Increase/
	2021	2020	(Decrease)
Revenue	$–	$1,040	$(1,040)

Operating expenses:
Direct costs of service	36,501	42,379	(5,878)
Sales and marketing	209,207	76,459	132,748
Research and development	119,321	90,965	28,356
General and administrative	1,687,099	277,105	1,409,994

Total operating expense	2,052,128	486,908	1,565,220

Loss from operations	(2,052,128)	(485,868)	(1,566,260)
Other income (expense), net:	2,725	(441,319)	444,044

Net loss	$(2,049,403)	$(927,187)	$(1,122,216)

Revenue

Total revenues were $0 for the three months ended September 30, 2021, compared to $1,040 for the three months ended September 30, 2020. The decrease in revenue can be attributed to the August 2020 termination of our legacy platform which eliminated all platform fee and advertising revenue while we continue to develop the new Auddia and Vodacast products to establish new revenue streams.

Direct cost of services

Direct cost of services decreased by $5,878 or 14%, from $42,379 for the three months ended September 30, 2020 compared to $36,501 for the three months ended September 30, 2021. This decrease primarily resulted from the termination of our legacy services and the decreased need for hosting, staff reductions to the team working on the current platform, and other related direct expenses. We continue to incur direct cost of services expense related to hosting and other music services related to our Auddia App and expect these costs to increase in the future.

Sales and marketing

Sales and marketing expenses increased by $132,748 or 174%, from $76,459 for the three months ended September 30, 2020 compared to $209,207 for the three months ended September 30, 2021 as we increased marketing expenses primarily related to the promotion of the Auddia and Vodacast Apps.

Research and development

Research and development expenses increased by $28,356 or 31%, from $90,965 for the three months ended September 30, 2020 to $119,321 for the three months ended September 30, 2021 primarily related to additional staffing on our development team as we continue to advance the Auddia and Vodacast Apps. Our research and development staffing costs were $462,987 and capitalized software expenses of $353,418 for the three months ended September 30, 2021 as compared to staffing costs of $259,626 and capitalized software expenses of $170,396 for the three months ended September 30, 2020. Majority of development time was spent on our Auddia and Vodacast Apps. We have achieved MVP of our Vodacast App and have started amortizing development expenses, however, we continue to make significant and enhancements to the Vodacast App and will continue to incur capitalized costs on our Vodacast App. We have not yet achieved MVP of our Auddia App and will continue to incur additional capitalized costs.

General and administrative

General and administrative expenses increased by $1,409,994 or 509%, from $277,105 for the three months ended September 30, 2020 compared to $1,687,099 for the three months ended September 30, 2021. The increase resulted primarily from increased stock compensation expense related to employee stock options granted during the third quarter. Stock compensation expense was $735,592 and $17,262 for the three months ended September 30, 2021 and 2020, respectively. The increase in general and administrative expenses also related to being a public company and having higher legal and other professional fees due to preparing to operate as a public company.

Interest expense/Other expense, net

We had total other income of $2,725 for the three months ended September 30, 2021 as compared to other expense of ($441,319) for the three months ended September 30, 2020, which was a $444,044 or 101% change in other income / expense. This was primarily related to a significant reduction in interest expense in the current year as a result of us paying off our line of credit balance.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations:

	Nine Months Ended September 30,		Increase/
	2021	2020	(Decrease)
Revenue	$–	$110,919	$(110,919)

Operating expenses:
Direct costs of service	152,532	361,181	(208,649)
Sales and marketing	472,322	260,658	211,664
Research and development	261,977	233,403	28,574
General and administrative	3,036,474	1,355,531	1,680,943

Total operating expense	3,923,305	2,210,773	1,712,532

Loss from operations	(3,923,305)	(2,099,854)	(1,823,451)
Other income (expense), net:	(8,176,116)	(1,379,694)	(6,796,422)

Net loss	$(12,099,421)	$(3,479,548)	$(8,619,873)

Revenue

Total revenues were $0 for the nine months ended September 30, 2021, compared to $110,919 for the nine months ended September 30, 2020. The decrease in revenue can be attributed to the August 2020 termination of our legacy platform which eliminated all platform fee and advertising revenue while we continue to develop the new Auddia and Vodacast products to establish new revenue streams.

Direct cost of services

Direct cost of services decreased by $208,649 or 58%, from $361,181 for the nine months ended September 30, 2020 compared to $152,532 for the nine months ended September 30, 2021. This decrease primarily resulted from the termination of our legacy services and the decreased need for hosting, staff reductions to the team working on the current platform, and other related direct expenses. We continue to incur direct cost of services expense related to hosting and other music services related to our Auddia App and expect these costs to increase in the future.

Sales and marketing

Sales and marketing expenses increased by $211,664 or 81%, from $260,658 for the nine months ended September 30, 2020 compared to $472,322 for the nine months ended September 30, 2021 as we increased marketing expenses primarily related to the promotion and development of the Auddia and Vodacast Apps.

Research and development

Research and development expenses increased by $28,574 or 12%, from $233,403 for the nine months ended September 30, 2020 to $261,977 for the three months ended September 30, 2021 primarily related to additional staffing on our development team as we continue to advance the Auddia and Vodacast Apps. Our research and development staffing costs were $1,161,880 and capitalized software expenses of $904,956 for the nine months ended September 30, 2021 as compared to staffing costs of $773,128 and capitalized software expenses of $543,835 for the nine months ended September 30, 2020. Majority of development time was spent on our Auddia and Vodacast Apps. We have achieved MVP of our Vodacast App during the third quarter and have started amortizing development expenses, however, we continue to make significant and enhancements to the Vodacast App and will continue to incur capitalized costs on our Vodacast App. We have not yet achieved MVP of our Auddia App and will continue to incur additional capitalized costs.

General and administrative

General and administrative expenses increased by $1,680,943 or 124%, from $1,355,531 for the nine months ended September 30, 2020 compared to $3,036,474 for the nine months ended September 30, 2021. The increase resulted primarily from increased stock compensation expense related to employee stock options granted during the third quarter. Stock compensation expense was $767,543 and $52,579 for the nine months ended September 30, 2021 and 2020, respectively. The increase in general and administrative expenses also related to being a public company and having higher legal and other professional fees due to preparing to operate as a public company.

Interest expense/Other expense, net

Total interest expense/other expense increased by $6,796,422, from $1,379,694 for the nine months ended September 30, 2020 compared to $8,176,116 for the nine months ended September 30, 2021. The increase was due almost entirely to a finance charge of $8,141,424 to interest expense related to the conversion of outstanding debt into 6.8 million shares of common stock related to the February 2021 IPO. This was offset by our extinguishment of debt related to our first PPP loan in the amount of $268,662, which was approved in full under the loan forgiveness program and reduced interest expense related to lower outstanding line of credit and related party notes payable balances.

Liquidity and capital resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our Auddia and Vodacast Apps. As of September 30, 2021 and December 31, 2020 we had cash of $8.1M and $0.1M, respectively. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months as we continue to develop and market our products, perform commercial trials and work on nationally launching all stations on the Auddia App.

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

During the nine months ended September 30, 2021, we have reduced our bank debt by $6.0 million, paid down a significant percentage of our accounts payable, and eliminated all deferred compensation owed to a related party.

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

 The following table summarizes the statements of cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	% Change
Net cash provided by (used in):
Operating activities	$(4,320,114)	$(1,601,108)	(169.8%	)
Investing activities	(967,425)	(546,521)	(77.0%	)
Financing activities	13,251,608	1,920,356	590.1%
Change in cash	$7,964,069	$(227,273)	3,604.2%

Operating activities

Cash used in operating activities for the nine months ended September 30, 2021 was $4,320,114, primarily resulting from our net loss of $12,099,421 and changes in working capital of $944,792, partially offset by non-cash charges of $8,724,099 primarily related to our conversion of outstanding debt to common stock from our February 2021 IPO. Changes in working capital primarily related to paying off outstanding accounts payable.

Cash used in operating activities for the nine months ended September 30, 2020 was $1,601,108, primarily resulting from our net loss of $3,479,548, partially offset by non-cash charges of $485,709 and changes in working capital of $1,392,731.

Cash used in operating activities primarily consisted of personnel-related expenditures, payments included costs of operations, and other sales efforts, research and development and administrative costs.

Investing activities

Cash flows used in investing activities for the nine months ended September 30, 2021 consisted primarily of capitalization of software development expenses of $904,957.

Cash flows used in investing activities for the nine months ended September 30, 2020 consisted primarily of capitalization of software development expenses of $543,835.

Financing activities

Cash flows provided by financing activities for the nine months ended September 30, 2021 increase by $20,182,244 related to the issuance of common shares related to our February 2021 IPO, exercise of Series A warrants and proceeds from the second PPP loan, partially offset by a $6,000,000 repayment on our line of credit, and repayment of deferred salary and related party notes payable of $930,636.

Cash flows provided by financing activities for the nine months ended September 30, 2020 was $1,920,356 primarily related to the proceeds related to the issuance of convertible notes payable of $1,467,841, related party debt of $490,539 and proceeds from our first PPP loan of $268,662, partially offset by repayments of related party debt and deferred salary of $257,797 and deferred offering costs capitalized of $91,624.

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $63.4M and $51.4M as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, we had cash of $8.1M and $0.1M, respectively. We believe that the net proceeds from our February 2021 IPO and additional net proceeds of $5.0 million received from the July 2021 Series A Warrant exercises, will be sufficient to fund our current operating plans through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our technology development and commercialization efforts.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the development of the Auddia and Vodacast Apps. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs related to commercial trials and national launch related to our Auddia App and obtaining market acceptance
•	the ability to attract and retain podcasters to our Vodacast App and retaining listeners on the platform
•	the costs, timing and ability to continue to develop our technology
•	effectively addressing any competing technological and market developments
•	avoiding and defending against intellectual property infringement, misappropriation and other claims

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

A summary of our critical accounting policies is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies during the nine months ended September 30, 2021.

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

Internal Control Over Financial Reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2018 and remained unremediated as of September 30, 2021. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

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

Remediation Activities

Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken during the quarter ended September 30, 2021:

•	continue to strengthen our internal policies, processes and reviews, including drafting of related documentation thereof;
•	engage outside consultants to ensure that appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review
•	started internal control documentation along with engage outside consultants to assist in the design, implementation and documentation of internal controls to address the relevant risks
•	hired additional accounting resources with appropriate levels of experience, including a new Chief Financial Officer

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended September 30, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Bylaws of the Company	8-K	02-22-2021	3.2
3.3		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
3.4		Form of Series A Warrant	S-1/A	02-05-2021	3.6
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities	10-K	03-31-2021	4.3
10.1	#	Employment Agreement of Michael T. Lawless	S-1	01-10-2020	10.1
10.2	#	Employment Agreement of Peter Shoebridge	S-1	01-10-2020	10.2
10.3	#	Form of Auddia Inc. 2020 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.4		Collateral and Security Agreement with Related Party (Minnicozzi)	S-1/A	01-28-2020	10.4
10.5		Form of Amendment to Collateral and Security Agreement with Related Party	S-1/A	10-08-2020	10.5
10.6		Form of Convertible Promissory Note	S-1/A	01-28-2020	10.6
10.7		Business Loan Agreement and Guaranty of Related Party with Bank of the West	S-1/A	01-28-2020	10.7
10.8	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.9		Form of Bridge Note	S-1/A	10-22-2020	10.9
10.10		Form of Warrant Agent Agreement	S-1/A	02-05-2021	10.10
10.11		Amendment to Bridge Note	S-1/A	10-22-2020	10.14
10.12		Amended Business Loan Agreement with Bank of the West	10-K	03-31-2021	10.15
10.13	#	First Amendment to 2020 Equity Incentive Plan	S-8	08-10-2021	99.2
10.14	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.3
10.15	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.4
10.16	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	S-8	08-10-2021	99.5
10.17	#	Clip Interactive, LLC 2013 Equity Incentive Plan	S-8	08-10-2021	99.6
10.18	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan	S-8	08-10-2021	99.7

10.19	#	Executive Officer Employment Agreement for Michael Lawless dated October 13, 2021	8-K	10-15-2021	10.1
10.20	#	Executive Officer Employment Agreement for Peter Shoebridge dated October 13, 2021	8-K	10-15-2021	10.2
10.21	#	Executive Officer Employment Agreement for Brian Hoff dated October 13, 2021	8-K	10-15-2021	10.3
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

____________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDDIA INC.

By:	/s/ Michael Lawless
Michael Lawless President, Chief Executive Officer and Director

By:	/s/ Brian Hoff
Brian Hoff Chief Financial Officer

Date:  November 12, 2021

