Form 10-K
period 2021-12-31
AUDDIA INC.
filed 2022-02-17
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ AnNUAL REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transaction period from _____________ to _____________

Commission File No. 001-40071

AUDDIA INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-4257218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Central Ave., Suite 200 Boulder, CO	80301
Address of Principal Executive Offices	Zip Code

(303) 219-9771

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.001 per share	AUUD	The Nasdaq Stock Market

Warrants, each exercisable for one share of Common Stock	AUUDW	The Nasdaq Stock Market

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $44,224,512 based on a closing price of $5.64 per share as quoted by the Nasdaq Global Select Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 17, 2022, 12,416,520 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

AUDDIA INC.

2021 ANNUAL REPORT ON FORM 10-K

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

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	the ultimate impact of the ongoing coronavirus (COVID-19) pandemic, or any other health epidemic, on our business, results of operations, cash flows, financial condition and liquidity, and the global economy as a whole;
•	the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months and our need to raise additional capital;
•	our ability to generate revenue from new software services;
•	our limited operating history;
•	our ability to maintain proper and effective internal financial controls;
•	our ability to continue to operate as a going concern;
•	changes in laws, government regulations and policies and interpretations thereof;
•	our ability to obtain and maintain protection for our intellectual property;
•	the risk of errors, failures or bugs in our platform or products;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to manage our rapid growth and organizational change effectively;
•	the possibility of security vulnerabilities, cyberattacks and network disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions;
•	our compliance with data privacy laws and regulations;
•	our ability to develop and maintain our brand cost-effectively; and
•	the other factors set forth in Part I, Item 1A, “Risk Factors” of this Form 10-K.

These forward-looking statements speak only as of the date of this Form 10-K and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

ii

PART I

Item 1.	Business

Overview of Auddia

Auddia is a technology company headquartered in Boulder, CO that is reinventing how consumers engage with audio through the development of a proprietary AI platform for audio and innovative technologies for podcasts. Auddia is leveraging these technologies to bring to market two industry first apps, Faidr (previously known as the Auddia App) and Vodacast.

Faidr gives consumers the opportunity to listen to any AM/FM radio station with no commercials while personalizing the listening experience through skips, the insertion of on-demand content and programming of audio routines to customize listening sessions such as a daily commute. The Faidr app represents the first-time consumers can access the local content uniquely provided by radio in the commercial free and personalized manner many consumers have come to demand for media consumption.

Vodacast is a podcasting platform that provides a unique suite of tools that helps Podcasters create additional digital content for their podcast episodes as well as plan their episodes, build their brand around their Podcast and monetize their content with new monetization channels. Vodacast also gives users the ability to go deeper into the stories through supplemental, digital content, comment, and contribute their own content to episode feeds.

Both of Auddia’s offerings address large and rapidly growing audiences.

The Company has developed its AI platform on top of Google’s TensorFlow open-source library that is being “taught” to know the difference between all types of audio content on the radio. For instance, the platform recognizes the difference between a commercial and a song and is learning the differences between all other content to include weather reports, traffic, news, sports, DJ conversation, etc. Not only does the technology learn the differences between the various types of audio segments, it also identifies the beginning and end of each piece of content.

The Company is leveraging this technology platform to bring to market a premium AM/FM radio listening experience through the Faidr App. The Faidr App is intended to be downloaded by consumers who will pay a subscription fee in order to listen to any streaming AM/FM radio station without commercials. Advanced features will allow consumers to skip any content heard on the station, request audio content on-demand, and program an audio routine. We believe the Faidr App represents a significant differentiated audio streaming product that will be the first to come to market since the emergence of popular streaming music apps such as Pandora, Spotify, Apple Music, Amazon Music, etc. We believe that the most significant point of differentiation is that in addition to music, the Faidr App is intended to deliver non-music content that includes local sports, news, weather, traffic and the discovery of new music. Radio is the dominant audio platform for local content and new music discovery.

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

The Company is launching all major U.S. radio stations on its Faidr App on February 15, 2022.

The Company has also developed its podcasting platform called Vodacast. Vodacast leverages technologies and proven product concepts from the Company’s previously developed and deployed platform to deliver on these objectives for the radio industry.

With podcasting growing and predicted to grow at a rapid rate, Vodacast was conceptualized to fill a void in the emerging audio media space. Vodacast aims to be the preferred podcasting solution for podcasters by offering a platform that allows podcasters to deliver digital content feeds that match the audio of their podcast episodes, and by enabling podcasters to make additional revenue from new digital advertising channels; subscription channels; on-demand fees for exclusive content; and through direct donations from their listeners. Today, podcasters do not have a preference as to where their listeners access their episodes, as virtually all listening options (mobile apps and web players) deliver only their podcast audio. By creating a platform on which they can make net new and higher margin revenue, we believe that podcasters will promote Vodcast to their listeners, thus creating a powerful, organic marketing dynamic.

One innovative and proprietary part of the Vodacast platform is the availability of tools to create and distribute an interactive digital feed which supplements podcast episode audio with additional digital. These content feeds allow podcasters to tell deeper stories to their listeners while giving podcasters access to digital revenue for the first time. Podcasters will be able to build these interactive feeds using The Vodacast Hub, a content management system that also serves as a tool to plan and manage podcast episodes. The digital feed activates a new digital ad channel that turns every audio ad into a direct-response, relevant-to-the-story, digital ad, increasing the effectiveness and value of their established audio ad model. The feed also presents a richer listening experience, as any element of a podcast episode can be supplemented with images, videos, text and web links. This feed appears fully synchronized in the Vodacast mobile App, and it also can be hosted and accessed independently (e.g., through any browser), making the content feed universally distributable.

Over time, users will be able to comment and podcasters will be able to grant some users publishing rights to add content directly into the feed on their behalf. This will create another first for podcasting, a dialog between creator and fan, synchronized to the episode content.

Vodacast will also introduce a unique and industry first multi-channel, highly flexible set of revenue channels that podcasters can activate in combination to allow listeners to choose how they want to consume and pay for content. “Flex Revenue” allows podcasters to continue to run their standard audio ad model and complement those ads with direct response enabled digital ads in each episode content feed, increasing the value of advertising on any podcast. “Flex Revenue” will also activate subscriptions, on-demand fees for content (e.g., listen without audio ads for a micro payment fee) and direct donations from listeners. Using these channels in combination, podcasters can maximize revenue generation and exercise higher margin monetization models, beyond basic audio advertising. These revenue channels are expected to be available to Podcasters in 2022.

Faidr and Vodacast mobile apps are available today through the iOS and Android app stores.

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

Management’s assessment also included metrics from subscription platforms for broadcast audio content, which show that consumers are willing to pay a subscription fee for commercial-free audio content. For example, SiriusXM, Inc. offers a service that demonstrates the viability of a commercial-free broadcast audio product that is purchased by consumers, in their case, for an average $13 (estimated) per month. SiriusXM has 34.6 million subscribers (end of 2020) at this average price point. SiriusXM does not offer the local content and personalities that local broadcast radio exclusively delivers.

In early 2018 and over the period of next year, management analyzed and assessed the commercial viability of the proposed Faidr platform to determine whether a subscription-based commercial free radio service would generate consumer interest. This assessment was based upon: (a) the Company’ experience in having developed, deployed and operated over 580 mobile apps for broadcast radio companies over the last seven years; (b) discussions of the Auddia concept with radio industry leaders, most of whom were our current or previous customers; (c) discussions with radio industry analysts; and (d) research into the state of broadcast and subscription radio industries. As part of the management assessment, in January of 2019, we commenced discussions with a Harris Insights and Analytics, LLC (“Harris”), to assist management in gauging consumer response to our planned service, and in March of 2019 we commissioned Harris to conduct a survey. The results of that survey, when integrated with our internally developed analysis, supported our conclusion of consumer interest and viability of the product. Harris asked consumers to answer a variety of questions exploring their interest in such a service; how much they would be willing to pay; and several other related topics. Our interpretation of the results of the survey, also supported our assessment that consumers will continue to listen to local radio channels, and they are willing to pay a monthly subscription fee to avoid commercials.

Based upon management’s analysis, the above discussions, and industry research, the Company concluded that a subscription product for local radio’s audio content, where commercials are removed, was of great interest to the radio broadcast industry. Further, the Company also concluded that consumers would be interested in subscribing to commercial free local audio content that only local radio produces and broadcasts, and that Faidr would have commercial viability.

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

Broadcast radio remains the dominant force in audio. The 2020 Share of Ear Study shows broadcast radio with a 42% share of listening and the next most popular form of listening being streaming audio at 17%. Although AM/FM radio continues to dominate audio listening, streaming audio is the fastest growing segment according to Share of Ear studies going back to 2014. We believe streaming audio will continue to grow as on-demand content in the form of streaming music podcasting, short-form audio and other emerging formats of audio content become more prevalent and artificial intelligence technologies facilitate the introduction of new and improved listening experiences. As streaming audio has demonstrated its growth trajectory, AM/FM radio has responded by streaming their radio stations but with, we believe, very little success in comparison to the streaming music players as measured by consumer listening.

Most common streaming platforms in the U.S. offer a paid subscription model to eliminate or reduce advertisements during the listening experience. With very few exceptions, AM/FM radio has not adopted this model to date. Most AM/FM streams are simulcasts of the on-air station and carry the same advertisement load as the on-air product. In 2020, the average advertisement load was 16.7 minutes per hour (an increase of approximately 2 30-second ads from 2018’s average of 16.1 minutes). This means that if these 16.7 minutes were filled with the common 30-second spot, this would equate to 33.4 advertisements per hour. Given that the free ad-supported tiers of the music streaming services commonly limit ads to 4 per hour, a streaming service with 32 audio ads per hour is more disruptive to the content listening experience. We believe the combination of AM/FM radio’s advertisement load and the inability for listeners to skip content or request on-demand content in an AM/FM radio stream is the main reason broadcast radio is not gaining ground in the audio streaming market relative to the other music players.

The Company believes the Faidr App will give subscribers the technology solution they need to enjoy the local content presented by AM/FM radio while not only avoiding the interruption of 16.7 minutes of ads per hour, but also personalizing the listening experience with skips and on-demand content. We believe the Faidr App represents the consumer product broadcast radio needs to maintain or expand the lead it currently enjoys from a time spent listening perspective.

Overview of Podcasting in the Audio Ecosystem

Another area of significant change within the broader audio ecosystem, we believe, is that podcasting is an emerging new type of audio media and that there are opportunities to develop new forms of content consumption, distribution, and monetization around this new form of audio media. With more than 120 million monthly listeners in the U.S. in 2021, podcasting has exploded within a relatively short period of time. Yet the core offering of a podcast is still very basic, including only audio content for the listener and leveraging audio advertising (embedded within the podcast episode content) as the primary and often exclusive mechanism for generating revenue. Like AM/FM radio, podcasting is ripe for disruption by third parties that bring new and expanded revenue models to the industry.

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

Software Products and Services

The Faidr App

The Faidr App is our flagship product and is expected to generate the majority of the Company’s future revenue.

How the Faidr App Works

A Faidr subscriber will select a specific streaming radio station to record and be able to listen to the recording of that station in a customized manner. The App will record the station in real time and its AI algorithm will identify the beginning and end of audio content segments including music and commercials. When the recorded station is played back by the App subscriber, Faidr will identify the audio content segments the user chooses not to consume and automatically switch the audio playback of the recording to a different piece of audio content. For example, if a consumer chooses not to listen to commercials during the playback of their recording of a station, the Faidr App will automatically cover the commercial segments with other content such as additional music.

The Company is developing strategies and content relationships to access additional content sources to cover commercials and respond to skips across many content segments in addition to music and commercials, such as sports, news, talk and weather. As the audio content ecosystem continues to expand, the Company believes Faidr will represent an attractive distribution platform for content providers. There is no guarantee the audio content ecosystem will continue to expand along its current trajectory or that the Company will be able to secure access to content in an economically advantageous manner, both of which would negatively impact the user experience within Faidr. The Company has not yet secured the rights from content providers to place any audio content into the platform in an on-demand use case.

The Faidr App is built on a proprietary artificial intelligence platform developed and owned by the Company and subject to one issued patent and additional patent applications that are pending.

Copyright Law

To secure the rights to stream music and other content through the Faidr app, the Company may enter into license agreements with copyright owners of sound recordings and musical works or their authorized agents. In June 2021, the Company filed a Notice of Use of Sound Recordings Under Statutory License in accordance with 37 CFR § 370.2, which authorized the Company to make noninteractive digital audio transmissions and reproductions of certain sound recordings pursuant to the statutory licenses set forth in 17 U.S.C. §§ 112 and 114. The Company is also in the process of obtaining licenses with the performing rights organizations (“PROs”) in the United States, which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners.

The Faidr App’s architecture presents a built-in digital audio recorder (“DAR”) that will allow consumers to record third-party transmissions made available through the Faidr App. The Company believes such consumer-initiated recordings are authorized as non-infringing, fair use time shifting by consumers pursuant to the Supreme Court’s decision in Sony Corp. of America v. Universal City Studios, Inc., 464 U.S. 417 (1984). The Supreme Court also ruled that the manufacturers of home video recording devices were not liable for reproductions made by consumers where the devices had substantial non-infringing uses. Faidr’s DAR is analogous to the Betamax television recorders found non-infringing in the Universal City Studios decision. With the Faidr’s DAR, users can select radio stations to record. Users can also control their listening experience by deciding whether they will listen to commercials or other programming categories selected by the user. The Company believes giving users the ability to avoid commercials is protected, non-infringing activity.

If a court were to hold that one or more functionalities offered by the Faidr App resulted in the violation of protected rights of third parties, the Company could be subject to liability for infringement, the damages for which could be material.

Vodacast

Vodacast is an interactive podcasting platform (the “Vodacast App”) the Company is building that will allow podcasters to give their audiences an interactive audio experience. Podcast listeners will be able to see video and other digital content that correlates with the podcast audio and is presented to the listener as a digital feed within the Vodacast App. All content presented in the digital feed can be synched to the podcast audio content. This allows podcast listeners to visually experience, interact with, and eventually comment on audio content in podcasts.

Much of the technology we use in Vodacast to create the feed of digital content synchronized to the audio content of the podcast is based on the core functionality and product concepts the Company has used historically to provide synchronized digital feeds to over 580 radio stations. Additional technology needs to be built to fully develop the Vodacast user interface and distributed content management system.

Vodacast introduces a new digital revenue stream to podcasters, such as synchronized digital advertising while providing end users a new digital content channel that compliments the core audio channel of the podcast. Below are hypothetical screenshots for a generic Podcast. The image on the right is an example of an episode feed in Vodacast while the image on the left is an example of a typical user experience of a podcast episode in most other listening apps. Within the Vodacast episode feed, digital ads can be placed to drive revenue.

Business Model and Customer Acquisition Strategy for Faidr and Vodacast

The Company has an eight-year plus history of working closely with the broadcast radio industry in the United States to help the industry adapt to both digital advertising and digital media technologies.

The Company announced several broadcast radio partnerships during 2021 in which we performed commercial trials within these markets. Based on the initial results from our commercial trials, the Company believes consumers are drawn to an interruption-free radio experience. We are anticipating a full launch in February 2022 that will initially include approximately 4,000 radio stations on the Faidr App. The Company will look to onboard participating broadcasters shortly after our full launch to participate in our revenue share model and drive customers to Faidr.

Radio stations owned by broadcasters will be economically incentivized to promote Faidr to their listeners. We intend to leverage subscription revenue to compensate participating radio broadcasters for promotional support and their increased music streaming fees. We believe that if participating broadcasters can generate increased revenue from their content, they can decrease their on-air advertising load while increasing the price paid for each commercial, as the commercial is more likely to be heard by consumers in a less cluttered advertising environment. In addition, we intend to offer tiered subscriptions to the Faidr App where lower priced subscriptions allow a lower level of functionality and control. We believe that our history and existing relationships with broadcast radio will drive customer acquisition for the Faidr App.

Our business model is based on creating a pool of subscription revenue across all streaming stations and other content providers utilizing the Faidr platform. This subscription pool, less direct subscriber acquisition costs and increased music streaming fees, is expected to be shared with radio stations and other content providers based on the time each listener spends listening to a station on Faidr. We believe this business model will result in broadcasters promoting the listening of their stations within Faidr, similar to how radio stations are currently using air time to promote the listening of their stations on Alexa and other smart speaker systems. Broadcasters who intend to participate, but not promote Faidr will share in the subscription pool at a standard percentage (40%), while Broadcasters who participate and promote Faidr to their listeners will share in the subscription pool at 2X the standard percentage (80%).

The Vodacast platform will be marketed to podcasters and podcasting companies with business-to-business strategies that focus on communicating the value propositions of the Vodacast platform. The potential to earn new, incremental revenue on the Vodacast platform, in addition to the other key value propositions of the platform, is expected to organically drive podcasters to promote the platform directly to their listeners. Direct-to-consumer marketing will be done independently by the Company and, in some cases, in partnership with podcasters who leverage their audio content programs to promote to their established audiences. As is the case with other proven marketing strategies, we intend to have our partners benefit from a participative revenue share, higher ad revenue, and higher margins on advertising through the Vodacast platform.

Our Legacy Interactive Radio Platform

From 2014 through 2020, the Company was successful in deploying our legacy platform across 580 major radio stations and 1.6 million monthly active users. Although this represents a meaningful user base, it is a small fraction of the listening audience represented by the 580 stations on the Company’s legacy platform. We believe the two main reasons radio was not able to drive more users to the platform are that the number of consumers willing to download an individual radio station app is small and that to appeal to a greater digital audience the core listening experience of radio needs to incorporate a premium offering that includes skips, on-demand content and a commercial-free option.

The Company’s legacy product served the broadcast industry by providing a platform that allowed for the delivery of actionable digital ads that are synchronized with broadcast and streaming audio ads. Broadcasters offered mobile and web digital interfaces to their listeners, typically for their individual stations. Our Interactive Radio Platform provided mobile and web products that provided end users (listeners) with a visual display of everything a radio station has played in recent history (referred to as a “station feed”). In addition to displaying album art for songs played, and digital insertions for station promotions and programs (e.g., a radio station contest), the station feed also included a digital element for each audio ad that was played. These interactive, synchronized digital ads generate additional revenue for broadcasters and allow for the collection of meaningful advertising analytics which we present to broadcasters through an analytics dashboard.

The Company began phasing out the Interactive Radio Platform in 2020 and ceased operations related to all legacy deployments and services by July 1, 2020. Much of the core technology of this platform is being leveraged for re-use with our new products, Faidr and Vodacast. Furthermore, our well-established relationships with more than a dozen broadcasters through the sales, marketing and digital services operations are being maintained as we seek to deploy the Faidr App at national scale.

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

Competition

Our audio service offerings face competition from alternative media platforms and technologies, such as broadband wireless, satellite radio, audio broadcasting by cable television systems and internet-based streaming music services, as well as consumer products, such as portable digital audio players and other mobile devices, smart phones and tablets, gaming consoles, in-home entertainment and enhanced automotive platforms. These alternative platforms and technology are offered by much larger and well-established music service company’s such as SiriusXM, iHeart Media, Spotify, and TuneIn. These technologies and alternative media platforms compete with our services for audience share and advertising revenues. There can be no assurance that we will be able to compete successfully in the audio marketplace. We are a small, relatively new company and we do not currently consider the Company to be a significant participant in its industry.

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

Employees

As of December 31, 2021, we had 22 total employees, 17 of whom were engaged in full-time research and development activities and 5 of whom were engaged in general administration. The Company also works with 1 full-time contractor who supports research and development and 2 part-time contractors who support general administration activities. None of our employees is represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

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

In response to the COVID-19 pandemic, we took immediate steps to protect our employees, clients and communities in which we operate by making changes to work locations, work protocols, and information services. We continue to maintain our commitment to ensuring our employees’ health, safety and wellness by providing our employees the option to work in office or fully remote. Any employee who works in office must adhere to the Auddia’s policy regarding vaccination status to ensure the health and safety of our employees.

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

Facilities

The Company leases approximately 8,600 square feet of office space under a non-cancelable operating sublease. Rent expense was $75,336 and $72,999 for the year ended December 31, 2021 and 2020, respectively. In April 2021, the Company entered into a sublease for twelve months, with an initial base rent of $7,150 per month with three separate six month renewal options, subject to fixed rate escalation increases. The Company previously leased approximately 3,000 square feet of office space that expired on April 30, 2021.

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

Corporate Information

We were originally formed as Clip Interactive, LLC in January 2012, as a limited liability company under the laws of the State of Colorado. In connection with our initial public offering (“IPO”) in February 2021, we converted into a Delaware corporation pursuant to a statutory conversion under the name Auddia Inc. Our principal executive offices are located at 2100 Central Avenue, Suite 200, Boulder, CO 80301. Our main telephone number is (303) 219-9771. Our internet website is www.auddia.com and corporate website is www.auddiainc.com. The information contained in or accessible from our website is not incorporated into this Annual Report, and you should not consider it part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

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

Available Information

Our internet address is www.Auddia.com and our investor relations website is located at investors.Auddiainc.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports can be found on our investor relations website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Form 10-K. The SEC maintains a public website, www.sec.gov, which includes information about and the filings of issuers that file electronically with the SEC.

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

Risks related to the COVID-19 pandemic

Public health officials have recommended and mandated precautions to mitigate the spread of COVID-19. Our research and development and our entire business may be adversely impacted by actions taken to contain or treat the impact of COVID-19, and the extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted. The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide. Although our business has not been adversely impacted by the COVID-19 pandemic to date, the Company cannot predict with certainty the full extent the COVID-19 pandemic will have on our business including macroeconomic conditions and customer demand for our products in the future.

Risks related to our financial position and need for additional capital

Our auditors have previously expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our past working capital deficiency, stockholders’ deficit and recurring losses from operations raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2019 with respect to this uncertainty. We believe that the net proceeds from our recent February 2021 IPO, the July 2021 exercise of our publicly traded Series A Warrants, and our existing cash will be sufficient to fund our current operating plans through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our technology development and commercialization efforts.

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant net losses. We expect to continue to incur net losses in the near term. Our net losses were $13,478,069 and $4,051,221 for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021 our cash used in operations was $5,428,094. At December 31, 2021, we had cash and equivalents on hand of $6,345,291. To date, we have devoted our efforts towards securing financing, building, and evolving our technology platform, marketing our mobile app product for radio stations as well as initiating our marketing efforts for our music player. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•	incur costs related to the national launch of our Faidr App and as we continue obtaining market acceptance;
•	recruit and retain podcasters to our Vodacast App and retaining listeners on the platform;
•	continue to develop and improve our technology;
•	effectively addressing any competing technological and market developments;
•	add operational, business development & marketing personnel; and
•	incur legal expenses related to avoiding and defending against intellectual property infringement, misappropriation and other claims

To become profitable, we must develop and eventually commercialize one or more product candidates, including Faidr and Vodacast, with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we seek to bring these products to market. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, develop new products, expand our business or continue our operations. A decline in the value of our Company also could cause stockholders to lose all or part of their investment.

We may need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to invest in sales, marketing and engineering resources and bring our products to market. Furthermore, we expect to incur additional costs associated with operating as a public company. While we believe that the net proceeds from our recent IPO, Series A warrant exercises and our existing cash will be sufficient to fund our current operating plans through at least the next 12 months, we anticipate that we may need additional funding to complete the development of our full product line and scale products with a demonstrated market fit.

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

Risks related to the development of our products

Our subscription revenue margins and our freedom to operate our Faidr radio platform rely on continuity of the established music licensing framework.

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

Our Faidr platform will rely on the established “personal use exemption” which allows individuals to record content for time-shifting purposes.

The Faidr platform will allow consumers to access broadcast audio content “live,” in real-time with a slight delay, and also enables consumers to buffer audio content on the user’s device for delayed playback, that can take advantage of the App’s intelligent listening capabilities. We believe that the limited buffering provided for within the Faidr App is lawful and falls within the United States Supreme Court’s ruling allowing consumers the right to time shift programming for later consumption. The Faidr App only permits buffering on the user’s mobile device in a manner that does not permit librarying of content by the consumer and no right to offload content from the Faidr App to another device, other than through the exploitation of the “analog hole” (e.g., allowing another device to record audio while it is playing through the Faidr App). While we believe that the functionality of the Faidr App is protected under current law, there is a risk that one or more aspects of the Faidr App may be found to violate the rights of third parties. If it is determined that we are not permitted to give consumers the right to buffer content locally and also control their listener experience by receiving alternative programming to what is included in an AM/FM station’s transmission, certain features of the Faidr App may have to be disabled or discontinued, the costs to the Company for access to content could increase significantly, and result in an increase in the consumer price of the App, thus making the Faidr App less desirable in the marketplace.

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

We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The United States, the European Union (“EU”), and other countries in which we currently or may operate are increasingly adopting or revising privacy, copyright, information security and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of customer, consumer and/or employee information, as well as any other third-party information we receive, and some of our current or planned business activities. New and changing laws, regulations, and industry standards concerning privacy, data protection and information security may also impact the social media platforms and data providers we utilize, and thereby indirectly impact our business. In the United States, this includes increased privacy-related regulations and enforcement activity at both the federal level and state levels that impose requirements on the personal information we collect in the course of our business activities. In the EU, this includes the General Data Protection Regulation (“GDPR”), which came into effect in May 2018. While we have taken measures to comply with applicable requirements contained in the GDPR, we may need to continue to make adjustments as more clarification and guidance on the requirements of the GDPR and how to comply with such requirements becomes available. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU, known as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated. Additionally, although we have self-certified under the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the EU and Switzerland to the United States, some regulatory uncertainty remains surrounding the future of data transfers from the EU and Switzerland to the United States, and we are monitoring regulatory developments in this area. California also recently enacted legislation, the California Consumer Privacy Act of 2018, (the “CCPA”), that will afford consumers expanded privacy protections and control over the collection, use and sharing of their personal information when it goes into effect on January 1, 2020. The CCPA was recently amended, and it is possible that it will be amended again before it goes into effect. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation.

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

We may also face different obligations in foreign jurisdictions when providing access to AM/FM radio station simulcasts through the Faidr App. In the United States, we will generally not be liable for monetary damages for copyright infringement arising from a radio station’s transmissions made accessible through the Faidr App even if the owner of the station has failed to obtain all necessary licenses to simulcast music over the Internet. In the UK and the EU, the laws differ from those in the United States for companies that operate directory services and we may either have to disable access to stations that have failed to obtain the necessary licenses for accessibility through the Faidr App in different jurisdictions or obtain licenses to cover the communications to the public made by such stations and accessed through the Faidr App. The costs for such licenses could be excessive and negatively impact our business, operations and financial condition.

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

Our business and financial prospects could be affected by changes in laws, regulations, and policies in the United States and abroad. We operate in a highly regulated industry and new laws or judicial decisions, or new interpretations of existing laws or decisions, including those related to copyright, and the amount of payment for content rights could negatively impact our business, operations and financial condition.

We may be subject to litigation, disputes or regulatory inquiries for a variety of claims, which could adversely affect our results of operations, harm our reputation or otherwise negatively affect our business.

From time to time, we may be involved in litigation, disputes or regulatory inquiries that arise in the ordinary course of business. These may include claims, lawsuits and proceedings involving labor, and employment, wage and hour, commercial, alleged securities law violations or other investor claims, claims for trademark or copyright infringement and other matters. We expect that the number and significance of these potential disputes may increase as our business expands, our company grows larger and more users listen to streaming audio through our Faidr App. While our agreements with customers limit our liability for damages arising from our platform, we cannot assure you that these contractual provisions will protect us from liability for damages in the event we are sued or protect us from claims against third parties with whom we do not have agreements. Radio station owners may object to our providing access to their simulcast streams through the Faidr App in a manner that gives the consumer the ability to control whether the consumer listens to audio advertisements included in the station’s transmissions. The copyright owners of musical works and sound recordings may object to our providing users with the ability to buffer audio content for time shifting purposes. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, adversely affect our reputation and result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our revenue, business, brand, results of operations and financial condition.

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

Although we rely on copyright laws to protect the works of authorship (including software) created by us, we do not register the copyrights in any of our copyrightable works. Copyrights of U.S. origin must be registered before the copyright owner may bring an infringement suit in the United States. Furthermore, if a copyright of U.S. origin is not registered within three months of publication of the underlying work, the copyright owner is precluded from seeking statutory damages or attorney’s fees in any United States enforcement action and is limited to seeking actual damages and lost profits. Accordingly, if one of our unregistered copyrights of U.S. origin is infringed by a third party, we will need to register the copyright before we can file an infringement suit in the United States, and our remedies in any such infringement suit may be limited.

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

We face the risk of claims that we have infringed or otherwise violated third parties’ intellectual property rights. There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon or otherwise violating the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or otherwise violating their intellectual property rights, and we may be found to be infringing upon or otherwise violating such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology or conflict with our trademark rights. Any claims of intellectual property infringement or other intellectual property violations, even those without merit, could:

•	be expensive and time consuming to defend;
•	cause us to cease making, licensing or using our platform or products that incorporate the challenged intellectual property;
•	require us to modify, redesign, reengineer or rebrand our platform or products, if feasible;
•	divert management’s attention and resources; and/or
•	require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.

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

Additionally, we may from time to time face claims from third parties claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of source code for the open source software, derivative works or our proprietary source code that was developed using or that is distributed with such open source software. These claims could also result in litigation and could require us to make our proprietary software source code freely available, or require us to devote additional research and development resources to change our platform or incur additional costs and expenses, any of which could result in reputational harm and would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize change, we may be forced to reengineer our platform or incur additional costs to comply with the changed license terms or to replace the affected open source software. Further, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software or indemnification for third party infringement claims. Although we have implemented policies to regulate the use and incorporation of open source software into our platform and products, we cannot be certain that we have not incorporated open source software in our platform and products in a manner that is inconsistent with such policies.

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

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock will, in the aggregate, beneficially own common shares representing approximately 27.8% of our outstanding common stock as of February 17, 2022. As a result, if these stockholders were to act together, they would most likely be able to control most or all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, they would likely control the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company with which our public stockholders disagree.

A significant portion of our total outstanding shares are eligible for sale into the public market. Substantial sales of our shares into the public market could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have 12,416,520 shares of common stock issued and outstanding as of February 17, 2022. Substantially all of these shares, unless held by our affiliates, may be resold in the public market immediately without restriction. Shares held by our affiliates may be resold into the public market subject to compliance with the requirements of the SEC’s Rule 144.

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

In July 2021, certain holders of our publicly traded Series A Warrants exercises 1,091,692 warrants. As of February 17, 2022, we currently have 3,498,898 Series A Warrants that remain outstanding.

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

Prior to the IPO, there was no public market for our common stock. Although our common stock and Series A Warrants trade on the Nasdaq Capital Market, an active trading market for our shares and warrants may not be sustained. If an active market for our common stock and warrants is not sustained, it may be difficult to sell our securities without depressing the market price for the shares, or at all.

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

We are an “emerging growth company” (“EGC”), as defined in the JOBS Act. We will remain an EGC until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404;
•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•	being permitted to present only two years of audited financial statements, in addition to any required unaudited interim financial statements, and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report;
•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•	an exemption from the requirement to seek nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We own no properties. Our current corporate headquarters is based in a leased office in Boulder, Colorado. Our current lease term expires on April 30, 2022; but included, three (3) separate six month renewal options. We believe that we will find suitable space elsewhere in the area on acceptable terms.

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

Our common stock has been traded on the Nasdaq Stock Market under the symbol “AUUD” since our IPO on February 17, 2021. Our Series A Warrants have been traded on the Nasdaq Stock Market under the symbol “AUUDW” since our IPO on February 17, 2021. As of February 17, 2022, there were approximately 134 holders of record of our common stock and 1 holder of record of our Series A warrants. These numbers are based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2021, with respect to all of our equity compensation plans in effect on that date:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	1,929,291	$2.92	48,618

Equity Compensation Plans Not Approved by Stockholders	–	–	–

Total	1,929,291	$2.92	48,618

(1)	Consists of stock options granted under the Clip Interactive, LLC 2013 Equity Incentive Plan, as amended and Auddia Inc. 2021 Equity Incentive Plan, as amended. We ceased granting awards under the 2013 Plan upon the implementation of the 2021 Plan described below.

The Company’s 2021 Equity Incentive Plan, which became effective upon the completion of the IPO in February 2021, serves as the successor equity incentive plan to the 2013 Plan.

The 2021 Equity Incentive Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2022 and ending in 2030 equal to the lesser of (a) five percent (5%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors. On January 1, 2022, the Company had an additional 620,820 shares added to the 2021 Equity Incentive Plan pursuant to the evergreen provision.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, the Company sold to investors $404,601 of our convertible notes. All of these convertible notes converted into shares of common stock in connection with our February 2021 IPO.

Use of Proceeds

On February 16, 2021, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-235891), as amended, filed in connection with our IPO. There has been no material change in the planned use of proceeds from our IPO from that described in the related prospectus dated February 16, 2021, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act. As described in such IPO prospectus, we have used IPO proceeds to reduce our bank debt by $4.0 million, to fund a $2.0 million cash reserve to serve as collateral for our remaining $2.0 million of bank debt that replaced collateral previously provided by a related party, to pay down a significant percentage of our accounts payable as of December 31, 2020, and to pay deferred compensation owed to a related party.

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

Our selected financial data set forth below should be read together with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes thereto, which are included elsewhere in this Form 10-K.

	Year Ended December 31,
	2021	2020
Statements of income data:
Total revenues	$–	$110,924
Operating loss	$(5,569,435)	$(2,382,850)
Net loss	$(13,478,069)	$(4,051,221)
Loss per share, basic	$(1.30)	$(8.35)
Loss per share, diluted	$(1.30)	$(8.35)

	As of December 31,
	2021	2020
Balance sheets data:
Cash and cash equivalents	$6,345,291	$117,914
Total assets	$9,634,133	$2,311,768
Total liabilities	$223,196	$15,415,018
Total stockholders’ equity (deficit)	$9,410,937	$(13,103,250)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited financial statements (prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”)) and related notes included elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer Auddia Inc. and its subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

Overview

We are a technology company that is reinventing how consumers engage with audio through the development of a proprietary AI platform for audio and innovative technologies for podcasts. We are leveraging these technologies to bring to market two industry first Apps, Faidr and Vodacast.

The Faidr app gives consumers the opportunity to listen to any AM/FM radio station with no commercials while personalizing the listening experience through skips, the insertion of on-demand content and the programming of audio routines to customize listening sessions such as a daily commute. The Faidr App represents the first-time consumers can access the local content uniquely provided by radio in the commercial free and personalized manner many consumers have come to demand for media consumption.

We are leveraging our legacy business to bring to market a premium AM/FM radio listening experience through Faidr. The Faidr App is intended to be downloaded by consumers who will pay a subscription fee to listen to any streaming AM/FM radio station without commercials. Advanced features will allow consumers to skip any content heard on the station, request audio content on-demand, and program an audio routine. We believe Faidr represents a significant differentiated audio streaming product that will be the first to come to market since the emergence of popular streaming music apps such as Pandora, Spotify, Apple Music, Amazon Music, etc. We believe that the most significant point of differentiation is that in addition to music, the App is intended to deliver non-music content that includes local sports, news, weather, traffic and the discovery of new music. Radio is the dominant audio platform for local content and new music discovery.

We launched Faidr and through several consumer trials in 2021 to measure consumer interest and engagement with the App. We are continuing to advance the training of our proprietary AI technology and launching all major U.S. radio stations in the App on February 15, 2022.

The Faidr mobile App is available today through the iOS and Android App stores.

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

Vodacast will also introduce a unique and industry first multi-channel, highly flexible set of revenue channels that podcasters can activate in combination to allow listeners to choose how they want to consume and pay for content. “Flex Revenue” allows podcasters to continue to run their standard audio ad model and complement those ads with direct response enabled digital ads in each episode content feed, increasing the value of advertising on any podcast. “Flex Revenue” will also activate subscriptions, on-demand fees for content (e.g., listen without audio ads for a micro payment fee) and direct donations from listeners. Using these channels in combination, podcasters can maximize revenue generation and exercise higher margin monetization models, beyond basic audio advertising. These revenue channels are expected to be available to Podcasters in 2022.

The Vodacast mobile App is available today through the iOS and Android App stores.

We have initiated efforts to recruit podcast hosts to Vodacast to onboard their podcast, create digital feeds, and encourage their listening audience to download and listen through the Vodacast App. We expect to continue to attract podcasts and their listening audience to Vodacast through paid promotion throughout 2022.

We have funded our operations with proceeds from the February 2021 IPO and Series A warrants exercise in July 2021. Since inception we have incurred significant operating losses. As of December 31, 2021, we had an accumulated deficit of $64.8 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	nationally launch our Faidr App and as we continue training our proprietary AI technology and make product enhancements;
•	continue to develop and expand our technology and functionality to advance the Faidr and Vodacast Apps;
•	rollout our product on a national basis, which will include increasing our sales and marketing costs related to the promotion of our products. Faidr promotion will include a combination of a) purchasing ads directly from broadcasters or b) participating broadcasters to promote without purchasing ads, but sharing a portion of subscription proceeds based on listening activity on those stations;
•	hire additional business development, product management, operational and marketing personnel;
•	continue market studies of our products; and
•	add operational and general administrative personnel which will support our product development programs, commercialization efforts and our transition to operating as a public company.

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

As of December 31, 2021, we had cash, cash equivalents and investments of $6.3 million, which we believe will fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our Apps or other research and development initiatives.

Components of our results of operations

Operating expenses

Direct costs of services

Direct cost of services consists primarily of costs incurred related to our technology and development of our Apps, including hosting and other technology related expenses. Historically, we had higher direct costs of services related to our legacy platform, however, since the termination of our legacy services and platform in August 2020, these costs have been reduced. We expect our direct costs of services to increase in the future as we continue to develop and enhance our technology related to the Faidr and Vodacast Apps.

Sales and marketing

Our sales and marketing expenses consist primarily of salaries and consulting services, related to the sales, promotion and commercial trials performed during the year related to our products. We expect our sales and marketing expenses to increase substantially as we promote the national commercial launch of our Faidr product on February 15, 2022 and look to generate revenue for our products through customer acquisition and retention.

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

We expect to continue to incur substantial research and development expenses and capitalization in the future as we continue to develop our Faidr and Vodacast Apps.

General and administrative

Our general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation, and professional fees related to auditing, tax, general legal services, and consulting services. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities and prepare for commercialization of our products and support our operations as a public company, including increased expenses related to legal, accounting, insurance, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, directors and officers liability insurance premiums and investor relations activities.

Other income and expense

Our other income and expense consist of interest income related to our cash at financial institutions, debt extinguishment related to our PPP loans, interest expense from our line of credit, and a finance charge related to conversion of outstanding debt into shares of common stock related to the February 2021 IPO. We expect our other expense to decrease as we paid off our outstanding balance on our line of credit and will not incur any additional debt conversion charges.

Results of operations

Comparison of the Years ended December 31, 2021 and 2020

The following table summarizes our results of operations:

	2021	2020	Increase/ (Decrease)
Revenue	$–	$110,924	$(110,924)

Operating expenses:
Direct costs of service	190,187	402,016	(211,829)
Sales and marketing	740,652	322,369	418,283
Research and development	399,521	106,053	293,468
General and administrative	4,072,419	1,290,970	2,781,449
Depreciation and amortization	166,656	372,366	(205,710)

Total operating expense	5,569,435	2,493,774	3,075,661

Loss from operations	(5,569,435)	(2,382,850)	(3,186,585)
Other income (expense), net:	(7,908,634)	(1,668,371)	(6,240,263)

Net loss	$(13,478,069)	$(4,051,221)	$(9,426,848)

Revenue

Total revenues for the twelve months ended December 31, 2021 were $0, which was a decline of $110,924 or 100%, from $110,924 from the twelve months ended December 31, 2020. The decrease in revenue can be attributed to the August 2020 termination of our legacy platform which eliminated all platform fee and advertising revenue while we continue to develop the new Faidr and Vodacast products to establish new revenue streams.

Direct Cost of Services

Direct Cost of Services decreased $211,829 or 52.7%, from $402,016 for the year ended December 31, 2020 compared to $190,187 for the year ended December 31, 2021. This decrease primarily resulted from the termination of our legacy services and the decreased need for hosting, staff reductions to the team working on the current platform, and other related direct expenses. We continue to incur direct cost of services expense related to hosting and other music services related to our Faidr App and expect these costs to increase in the future.

Sales and marketing

Sales and marketing expenses increased by $418,283 or 129.8%, from $322,369 for the year ended December 31, 2020 to $740,652 for the year ended December 31, 2021 as we established and hired our internal marketing team and increased our promotion expenses related to the consumer trials for Faidr and podcaster promotion for Vodacast.

Research and development

Research and development expenses increased by $293,469 or 276.7%, from $106,053 for the year ended December 31, 2020 to $399,521 for the year ended December 31, 2021 primarily related to additional staffing on our development team as we continue to advance the Faidr and Vodacast Apps. Our research and development staffing costs were $1,835,451 and capitalized software expenses of $1,472,290 for the year ended December 31, 2021 as compared to staffing costs of $947,318 and capitalized software expenses of $867,578 for the year ended December 31, 2020. Majority of development time was spent on our Faidr and Vodacast Apps. We started amortizing development expenses toward Vodacast, however, we continue to make significant enhancements to the Vodacast App and will continue to incur capitalized costs and additional amortization on our Vodacast App. We are continuing to develop and add significant capabilities to our Faidr App up through and continuing beyond our national launch on February 15, 2022. We anticipate amortization expense on our Faidr App to start in 2022.

General and administrative

General and administrative expenses increased by $2,781,449 or 215.5%, from $1,290,970 for the year ended December 31, 2020 compared to $4,072,419 for the year ended December 31, 2021. The increase resulted primarily from increased stock compensation expense related to employee stock options granted during the year and expenses related to operating as a public company. Stock compensation expense was $1,237,480 and $69,841 for the year ended December 31, 2021 and 2020, respectively. We saw an increase of approximately $918,000 in public company expenses related to legal and other professional fees preparing to operate as a public company. We also saw an increase of approximately $500,000 in general and administrative expenses related to payroll expenses as we increased salaries for full time positions that were previously reduced prior to our February 2021 IPO, in addition to hiring a full time Chief Financial Officer during the year.

Interest expense/Other expense, net

Total interest expense/other expense increased by $6,240,263 or 374.0%, from $1,668,371 for the year ended December 31, 2020 to $7,908,634 for the year ended December 31, 2021. The increase was due almost entirely to a finance charge of $8,141,424 to interest expense related to the conversion of outstanding debt into 6.8 million shares of common stock related to the February 2021 IPO. This was offset by our extinguishment of debt related to our PPP loans in the amount of $536,144, which was approved in full under the loan forgiveness program and reduced interest expense of $1,361,858 related to lower outstanding line of credit and related party notes payable balances.

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

Effective on February 16, 2021, we became treated as a corporation for U.S. income tax purposes and thus became subject to U.S. federal, state and local income taxes and are be taxed at the prevailing corporate tax rates. Among other things, we may begin to generate net operating losses at the corporate level.  We will account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements but have not been reflected in taxable income. A valuation allowance is established to reduce deferred tax assets to its estimated realizable value, which is zero based on our operating history.

Liquidity and capital resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our Faidr and Vodacast Apps. As of December 31, 2021 and 2020 we had cash of $6,345,291 and $117,914, respectively. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months as we continue to develop and market our products, perform commercial trials and work on nationally launching all stations on the Faidr App.

In February 2021, we completed an IPO of 3,991,818 units, at $4.125 per unit, consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.54 per share. After deducting underwriters’ commissions and expenses, the Company received net proceeds of approximately $15.2 million. Due to the successful completion of the IPO, all the Company’s existing convertible debt, accrued interest, accrued fees payable to related parties, and promissory notes were converted into shares of common stock.

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

During the year ended December 31, 2021, we have reduced our bank debt by $6.0 million, paid down a significant percentage of our accounts payable, and eliminated all deferred compensation owed to a related party.

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

The following table summarizes the statements of cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	% Change
Net cash provided by (used in):
Operating activities	$(5,471,545)	$(1,992,381)	(174.6%)
Investing activities	(1,552,686)	(870,264)	(78.4%)
Financing activities	13,251,608	2,690,328	392.6%
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$6,227,377	$(172,317)	3,713.9%

Operating Activities

Cash used in operating activities for the year ended December 31, 2021 was $5,471,545, primarily resulting from our net loss of $13,478,069 and change in working capital of $1,002,893 related to paying down our accounts payable balance from the prior year, partially offset by non-cash charges of $9,009,417. Cash used in operating activities primarily consisted of personnel-related expenditures, payments included costs of operations, and other sales efforts, research and development and administrative costs.

Cash provided by operating activities for the year ended December 31, 2020 primarily consisted of payments received from our clients. Cash used in operating activities primarily consisted of personnel-related expenditures, payments included costs of operations, and other sales efforts, research and development and administrative costs.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2021 consisted primarily of capitalization of software development expenses of $1,472,290.

Cash flows used in investing activities for the year ended December 31, 2020 consisted primarily of capitalization of software development expenses of $867,578.

Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2021 increased by $10,561,280 from the prior year, primarily related to $20,324,293 from the issuance of common shares related to our February 2021 IPO, exercise of Series A warrants and proceeds from our PPP loans. This was partially offset by a $6,000,000 repayment on our line of credit, and repayment of deferred salary and related party notes payable of $930,636.

Cash flows from financing activities for the year ended December 31, 2020 decreased from the prior year period primarily due to reduced fund raising from the issuance of common and preferred stock and related third party debt.

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $64,838,389 and $51,360,320 as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, we had cash of $6,345,291 and $117,914, respectively. We believe that the net proceeds from our February 2021 IPO and additional net proceeds of $4,953,552 million received from the July 2021 Series A Warrant exercises, will be sufficient to fund our current operating plans through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our technology development and commercialization efforts.

Our cash is comprised primarily of demand deposit accounts and money market funds. We believe our existing cash and cash generated from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the development of the Faidr and Vodacast Apps. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs related to commercial trials and national launch related to our Faidr App and obtaining market acceptance
•	the ability to attract and retain podcasters to our Vodacast App and retaining listeners on the platform
•	the costs, timing and ability to continue to develop our technology
•	effectively addressing any competing technological and market developments
•	avoiding and defending against intellectual property infringement, misappropriation and other claims

Contractual Obligations

The following table summarizes our contractual obligations not on our Balance Sheet as of December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease commitments (1)	$35,748	35,748	-0-	-0-	-0-

(1)	Represents minimum payments due for the lease of office space without consideration of renewal options

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

Software Development Costs

The Company accounts for costs incurred in the development of computer software as software research and development costs until the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose is probable. The Company ceases capitalization of development costs once the software has been substantially completed and is available for its intended use. Software development costs are amortized over a useful life estimated by the Company’s management of five years. Costs associated with significant upgrades and enhancements that result in additional functionality are capitalized. Capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in software technologies. Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are impaired and expensed during the period of such determination. Software development costs of $1,515,741 and $867,578 were capitalized in 2021 and 2020, respectively. Amortization of expense of capitalized software development costs were $146,737 and $368,332 for the years ended December 31, 2021 and 2020, respectively and are included in depreciation and amortization expense.

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

The fair value of each award is determined using the Black-Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, and the risk-free interest rate over the expected life of the option. The expected volatility was determined considering comparable companies historical stock prices as a peer group for the fiscal year the grant occurred and prior fiscal years for a period equal to the expected life of the option. The risk-free interest rate was the rate available from the St. Louis Federal Reserve Bank with a term equal to the expected life of the option. The expected life of the option was estimated based on a mid-point method calculation.

Prior to our IPO in February 2021, we were a private company with no active public market for our common equity. Therefore, we have periodically determined the overall value of our company and the estimated per share fair value of our common equity at their various dates using contemporaneous valuations performed with the assistance of a third party specialist and in accordance with the guidance outlined in the American Institute of CPA’s Practice Aid.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

We had cash and cash equivalents totaling $6,345,291 as of December 31, 2021. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Auddia Inc.

Boulder, Colorado

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Auddia Inc. (f/k/a Clip Interactive, LLC.)(the “Company”) at December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Intangible Assets Impairment Assessments

As described in Notes 1 to the financial statements, the Company has software development costs of approximately $3.2 million at December 31, 2021. No directly observable market inputs are available to measure the fair value to determine if the asset is recoverable. Therefore, an estimate is derived indirectly and is based on net present value techniques utilizing post-tax cash flows and discount rates. The estimates that management used in calculating the net present values depend on assumptions specific to the nature of the markets in which its product operates with regard to the amount and timing of projected future cash flows; long-term subscriber demand forecasts; actions of competitors (competing content), future tax and discount rates.

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

/s/ Daszkal Bolton LLP

Daszkal Bolton LLP

We have served as the Company’s auditor since 2020

Boca Raton, Florida February 17, 2022

Auddia Inc.

Balance Sheets

December 31, 2021 and 2020

	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$6,345,291	$117,914
Accounts receivable, net	87	128
Total current assets	6,345,378	118,042

Non-current assets:
Property and equipment, net	72,766	12,289
Software development costs, net	3,163,071	1,837,518
Deferred offering costs	–	338,419
Prepaids and other non-current assets	52,918	5,500
Total non-current assets	3,288,755	2,193,726

Total assets	$9,634,133	$2,311,768

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$223,196	$1,553,284
Line of credit	–	6,000,000
Convertible notes payable	–	2,146,775
Notes payable to related parties and deferred salary	–	1,628,197
Promissory Notes Payable	–	1,857,764
PPP Loan	–	268,662
Accrued fees to a related party	–	1,960,336
Total current liabilities	223,196	15,415,018

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock - $0.001 par value, 10,000,000 authorized and 0 shares issued and outstanding	–	–
Common stock - $0.001 par value, 100,000,000 authorized and 12,416,408 and 485,441 shares issued and outstanding at December 31, 2021 and December 31, 2020	12,416	486
Additional paid-in capital	74,236,910	38,256,584
Accumulated deficit	(64,838,389)	(51,360,320)
Total stockholders’ equity (deficit)	9,410,937	(13,103,250)

Total liabilities and stockholders’ equity (deficit)	$9,634,133	$2,311,768

See Accompanying Notes to Financial Statements.

Auddia Inc.

Statement of Operations

For the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020

Revenue	$–	$110,924

Operating expenses:
Direct cost of services	190,187	402,016
Sales and marketing	740,652	322,369
Research and development	399,521	106,053
General and administrative	4,072,419	1,290,970
Depreciation and amortization	166,656	372,366
Total operating expenses	5,569,435	2,493,774

Loss from operations	(5,569,435)	(2,382,850)

Other (expense) income:
Finance charge – convertible debt	(8,141,424)	–
PPP loan extinguishment	536,144	–
Interest expense	(306,555)	(1,668,413)
Interest income	3,201	42
Total other expense	(7,908,634)	(1,668,371)

Net loss	$(13,478,069)	$(4,051,221)

Net loss per share attributable to common stockholders
Basic and diluted	$(1.30)	$(8.35)

Weighted average common shares outstanding
Basic and diluted	10,397,772	485,441

See Accompanying Notes to Financial Statements.

Auddia Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2021 and 2020

	Common Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Value	Capital	Receivable	Deficit	Total
Balance, December 31, 2019	470,658	$471	$38,122,486	$(42,735)	$(47,309,099)	$(9,228,877)

Issuance of common shares	14,783	15	64,257	–	–	64,272
Collection of subscription receivable	–	–	–	42,735	–	42,735
Share-based compensation	–	–	69,841	–	–	69,841
Net loss	–	–	–	–	(4,051,221)	(4,051,221)

Balance, December 31, 2020	485,441	$486	$38,256,584	$–	$(51,360,320)	$(13,103,250)

Issuance of common shares	4,021,818	4,022	14,603,768	–	–	14,607,790
Exercise of warrants	1,094,579	1,094	4,952,458	–	–	4,953,552
Conversion of debt obligations	6,814,570	6,814	15,186,619	–	–	15,193,433
Share-based compensation	–	–	1,237,481	–	–	1,237,481
Net loss	–	–	–	–	(13,478,069)	(13,478,069)

Balance, December 31, 2021	12,416,408	$12,416	$74,236,910	$–	$(64,838,389)	$9,410,937

See Accompanying Notes to Financial Statements.

Auddia Inc.

Statement of Cash Flows

For the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(13,478,069)	$(4,051,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charge associated with debt-to-equity conversion	8,141,424	–
Depreciation and amortization	166,656	372,366
Share-based compensation	1,237,481	69,841
Gain on PPP loan extinguishment	(536,144)	–
Change in assets and liabilities:
Accounts receivable	41	16,361
Prepaids and other non-current assets	(47,418)	–
Accrued fees to a related party	–	942,398
Accounts payable and accrued liabilities	(955,516)	657,874
Net cash used in operating activities	(5,471,545)	(1,992,381)

Cash flows from investing activities:
Software capitalization	(1,472,290)	(867,578)
Purchase of property and equipment	(80,396)	(2,686)
Net cash used in investing activities	(1,552,686)	(870,264)

Cash flows from financing activities:
Repayment of line of credit	(6,000,000)	–
Repayment of deferred salary	(661,651)	–
Proceeds from related party debt	30,213	539,499
Repayments of related party debt	(299,198)	(345,297)
Proceeds from issuance of promissory notes payable	15,000	–
Proceeds from issuance of common stock	20,041,811	107,007
Proceeds from issuance of PPP Loan	267,482	268,662
Proceeds from issuance of convertible and related party notes payable	–	2,262,365
Deferred offering costs capitalized	(142,049)	(141,908)
Net cash provided by financing activities	13,251,608	2,690,328

Net increase (decrease) in cash	6,227,377	(172,317)

Cash, beginning of year	117,914	290,231

Cash, end of year	$6,345,291	$117,914

Supplemental disclosures of cash flow information:
Cash paid for interest	$(66,412)	$(1,337,140)

Supplemental disclosures of non-cash activity:
Shares issued for conversion of indebtedness	$15,193,433	$–
PPP loan extinguishment	$536,144	$–

See Accompanying Notes to Financial Statements.

Auddia Inc.

Notes to Financial Statements

For the Year Ended December 31, 2021

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2021 or December 31, 2020.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At December 31, 2021 and December 31, 2020, the Company had approximately $5.9 million and $0, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from two to five years.

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

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are considered impaired and expensed during the period of such determination. Software development costs of $1,515,741 and $867,578 were capitalized for the years ended December 31, 2021 and 2020, respectively. Amortization of capitalized software development costs were $146,737 and $368,332 for the years ended December 31, 2021 and 2020, respectively and are included in depreciation and amortization expense.

Deferred Offering Costs

The Company deferred direct and incremental costs associated with its IPO that occurred in February 2021. The Company capitalized deferred offering costs of $142,049 and $141,908 during the years ended December 31, 2021 and 2020, respectively which were netted against IPO proceeds in February 2021. Deferred offering costs consisted principally of legal, advisory, and consulting fees incurred in connection with the formation and preparation for the IPO.

Long-Lived Assets

The Company reviews its tangible and limited lived intangible long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. If a potential impairment is indicated, the Company compares the carrying amount of the asset to the undiscounted future cash flows associated with the asset. In the event the future cash flows are less than their carrying value, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined long-lived assets were not impaired at December 31, 2021 and December 31, 2020.

Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized in the future.

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits, as the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a part of income tax expense.

Prior to the Company’s conversion to a Delaware corporation in February 2021, the Company was a limited liability company and had elected to be treated as a pass-through entity for income tax purposes. Accordingly, taxable income and losses of the Company were reported on the income tax returns of its members, and no provision for federal income taxes have been recorded in the accompanying financial statements. Had the Company been a taxable entity, no provision for income taxes would have been recorded as the Company has sustained losses since inception

Revenue Recognition

Revenue is measured according to Accounting Standards Codification (“ASC”) 606, Revenue – Revenue from Contracts with Customers, and is recognized based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. We recognize revenue when we satisfy a performance obligation by transferring control over a service or product to a customer. We report revenues net of any tax assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in our consolidated statements of comprehensive income. Collected taxes are recorded within Other current liabilities until remitted to the relevant taxing authority.

Subscriber revenue consists primarily of subscription fees and other ancillary subscription based revenues. Revenue is recognized on a straight-line basis when the performance obligations to provide each service for the period are satisfied, which is over time as our subscription services are continuously available and can be consumed by customers at any time. There is no revenue recognized for unpaid trial subscriptions.

Customers may pay for the services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our statement of operations as the services are provided.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the year ended December 31, 2021 was $130,565. Advertising expense for the year ended December 31, 2020 was not significant.

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

Geographic Locations & Segments

For the year ended December 31, 2021 and 2020, 100% of revenue attributable to customers and 100% of our net assets are located within the United States.

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

The Company began phasing out its Interactive Radio Platform in early 2020 and ceased operations related to the legacy platform by August 1, 2020. Much of the core technology of this platform is being leveraged for re-use with our new products, Faidr and Vodacast, currently under development. Furthermore, our well-established relationships with more than a dozen broadcasters through the sales, marketing and digital services operations are being maintained as we seek to deploy the Faidr App on a national scale.

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

The following table presents revenues disaggregated by revenue source:

	Year Ended December 31,
	2021	2020
Revenues
Platform Service Fees (hosting services, support, data analytics)	$–	$85,800
Digital advertising served by Clip Interactive	–	25,124
	$–	$110,924

Note 3 – Property & Equipment and Software Development Costs

Property and equipment and software development costs consisted of the following as of:

	December 31, 2021	December 31, 2020
Computers and equipment	$767,318	$688,922
Furniture	7,262	7,262
Software	5,228	5,228
Accumulated depreciation	(707,042)	(687,123)
Total property and equipment, net	$72,766	$12,289

Software development costs	4,698,752	$3,226,461
Accumulated amortization	(1,535,680)	(1,388,943)
Total software development costs, net	$3,163,071	$1,837,518

The Company recognized depreciation expense of $17,813 and $4,034 for the years ended December 31, 2021 and 2020, respectively related to property and equipment and amortization expense of $146,737 and $368,332 for the years ended December 31, 2021 and 2020, respectively related to software development costs.

Note 4 – Balance Sheet Disclosures

Accounts payable and accrued liabilities consist of the following:

	December 31, 2021	December 31, 2020
Accounts payable and accrued liabilities	$210,929	$1,111,621
Credit cards payable	12,267	22,885
Accrued interest	–	364,856
Wages payable	–	53,922
	$223,196	$1,553,284

Note 5 – Line of Credit

On April 10, 2018 the Company refinanced its previous line of credit with a different bank and this agreement was amended in July 2019 and March 2021. The principal balance was repaid in full on July 8, 2021. Interest accrued at a variable rate based on the bank’s prime rate plus 1% (4.25% at December 31, 2020) but at no time less than 4.0%. Monthly interest payments were required, with any outstanding principal due on July 10, 2021. Interest expense for the year ended December 31, 2021 and 2020 was $66,412 and $276,980, respectively.

The line of credit was collateralized by all assets of the Company, including $2 million of cash held in a control account at the lender. The Company also maintained a minimum balance at the lender to cover two months of interest payments. Prior to our IPO, the line of credit was collateralized by $6,000,000 of cash assets of two shareholders held in control accounts at the lender.

Following the Company’s IPO in February 2021 the line of credit was amended and the Company paid down the outstanding principal balance on its bank line of credit from $6 million to $2 million and the available principal balance for the line of credit was reduced from $6 million to $2 million. Further, the $6 million of cash collateral previously provided by the two shareholders was released. The remaining principal balance of $2 million was repaid in full and the line of credit was terminated on July 8, 2021.

The outstanding balance on the line of credit at December 31, 2020 was $6,000,000. The shareholder who previously provided the $2,000,000 control account had a collateral agreement with the Company which is described in Note 6. This agreement was terminated in March 2021.

Note 6 – Convertible Notes Payable, Notes Payable to Related Parties and Deferred Salary and Promissory Notes

Convertible notes payable

During the year ended December 31, 2020 investors purchased an additional $404,601 of our convertible notes, such that at December 31, 2020 the balance of the convertible notes, including accrued interest, was $2,295,305. These convertible notes accrued interest at 6.0% per year and were scheduled to mature on December 31, 2021. In conjunction with the February 2021 IPO, the Notes automatically converted into 2,066,176 shares of common stock at discounts ranging from 50% to 75% of the IPO price. Interest expense for the year ended December 31, 2021 and 2020 was $16,586 and $128,674, respectively.

Accrued fees to a related party

The Company had an agreement with a shareholder to provide collateral for a bank line of credit described in Note 5 – Line of Credit. The amount of the cash collateral provided by the shareholder to the bank was $2.0 million. The collateral agreement required a commitment to pay collateral fees of $710,000 (comprised of annual interest of $660,000 plus the $50,000 renewal fee) to the shareholder and issue 3,454 common stock warrants. In January 2019, in connection with the collateral agreement, the Company converted accrued fees of $725,000 into an unsecured note payable, which bore interest at 33% annually and had a maturity date of December 31, 2021. The fees that accrued on the collateral arrangement were 33% percent of the collateral amount annually plus an annual renewal fee of $50,000. Interest expense for the year ended December 31, 2021 and 2020 was $208,727 and $942,397, respectively. The balance outstanding on the accrued collateral fees was $1,960,336 at December 31, 2020, excluding the $725,000 unsecured note payable. This collateral agreement terminated in March 2021.

In conjunction with the February 2021 IPO, the notes payable and accrued interest due to this shareholder were converted to 1,667,859 shares of common stock.

Promissory notes payable

During the twelve months ended December 31, 2020, the Company issued, to a number of existing shareholders, in four separate tranches, $1,857,764 of Promissory Notes that accrue interest at a rate of 6% per year and were scheduled to mature on December 31, 2021. When issued, the notes incorporated the following attributes: interest on the Notes accrue at 6% and upon the successful completion of a qualified IPO by December 31, 2021, the notes and accrued interest would convert into equity at a per share valuation equal to $40.0 million. In addition, each investor in the Promissory Notes would receive shares and warrants based on a formula that takes into account the number of shares and warrants the investor owned before the investment in these Promissory Notes, as well as a portion of the bonus allocation of 1,038,342 shares made available to the investors. Interest expense for the year ended December 31, 2021 and 2020 was $14,454 and $44,182, respectively.

In conjunction with the February 2021 IPO, all of the Promissory Notes collectively converted into 3,080,535 shares of common stock.

The Company recognized a finance charge to interest expense of $8,141,424 related to the conversion of the convertible notes, notes payable to related parties and promissory notes during the year ended December 31, 2021.

Note 7 – Notes Payable

Notes payable to related parties and deferred salary

An executive officer of the Company agreed to defer receipt of compensation to preserve liquidity in the Company. The accumulated amount of compensation owed to this executive officer was approximately $631,000 at December 31, 2020. The Company paid this deferred compensation in the first quarter of 2021.

During 2019, the Company issued notes payable (the “Notes”) to three related parties for $80,000, $200,000 and $50,000, respectively. The Notes did not accrue interest or have a stated maturity date. The outstanding note payable for $80,000 was repaid in January 2020. In December 2019, the two other note holders elected to convert their notes into convertible Notes due December 31, 2021. Two other existing investors, who were owed a total of $17,197 for services by the Company, also agreed to convert their payables into convertible Notes. During 2019 the Company issued a note payable to a related party for consulting services incurred by the Company in the amount of $486,198. As of December 31, 2020, the outstanding balance for consulting services was $440,904. The Company paid these Notes in the first quarter of 2021.

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

Interest expense related to notes payable for related parties for the year ended December 31, 2020 was $209,145.

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

The First Loan was set to mature in April 2022 and the Second Loan was set to mature in January 2023. The PPP Loans bore interest at a rate of 1% per annum. Beginning November 2020, the Company was required to make 18 monthly payments of principal and interest in the amount of $14,370 related to the First Loan. The PPP Loans may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from the Loans may only be used for payroll costs (including benefits), interest on mortgage obligations, rent, utilities and interest on certain other debt obligations.

The PPP Loans contained customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the lender or breaching the terms of the Loan documents. The occurrence of an event of default will result in an increase in the interest rate to 18% per annum and provides the lender with customary remedies, including the right to require immediate payment of all amounts owed under the PPP Loans.

Pursuant to the terms of the CARES Act and the PPP, the Company applied for forgiveness for both the PPP Loans. On June 15, 2021, the Company received confirmation that the First Loan was approved for forgiveness and the Company recorded $268,662 in PPP loan extinguishment to other income during the year ended December 31, 2021. On November 2, 2021, the Company received confirmation that the Second Loan was approved for forgiveness and the Company recorded $267,482 in PPP loan extinguishment to other income during the year ended December 31, 2021. The amount eligible for forgiveness was based on the amount of Loan proceeds used by the Company (during the eight-week period after the lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP.

Note 8 – Commitments and Contingencies

Operating Lease

In April 2021, the Company entered into a lease agreement for a new primary office space in Boulder, Colorado comprising of 8,639 square feet. The lease commenced on May 15, 2021 and terminates after 12 months. The lease has an initial base rent of $7,150 per month, with the first 15 days rent free and includes three separate six month renewal options, subject to fixed rate escalation increases. The Company previously leased approximately 3,000 square feet of office space that expired on April 30, 2021. Rent expense $75,336 and $72,999 for the year ended December 31, 2021 and 2020, respectively.

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Note 9 - Share-based Compensation

Stock Options

The following table presents the activity for stock options outstanding:

		Weighted
	Non-Qualified	Average
	Options	Exercise Price
Outstanding - December 31, 2019	302,578	$3.21
Granted	–	–
Forfeited/canceled	(2,225)	$3.21
Exercised	–	–
Outstanding - December 31, 2020	300,353	$3.65
Granted	1,235,500	2.79
Forfeited/canceled	(31,062)	$3.01
Exercised	–	–
Outstanding - December 31, 2021	1,504,791	$2.96

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price*	Life*	Number	Price*
$2.70	68,518	$2.70	1.82	68,518	$2.70
$2.90	53,128	$2.90	6.03	53,128	$2.90
$4.26	171,263	$4.26	7.63	143,425	$4.26
$2.79	1,211,882	$2.79	9.62	246,717	$2.79
Total - December 31, 2021	1,504,791	$2.96	8.90	511,788	$3.20

________________________

* Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

During the year ended December 31, 2021, the Company granted 1,235,500 stock options to certain executives and key employees. Under the terms of the option agreements, the options are subject to certain vesting requirements.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

Weighted
	Restricted	Average
	Stock Units	Exercise Price
Outstanding - December 31, 2020	–	$–
Granted	424,500	–
Forfeited/canceled	–	$–
Exercised	–	–
Outstanding – December 31, 2021	424,500	$–

During the year ended December 31, 2021, the Company granted 424,500 restricted stock units. Under terms of the restricted stock agreements, the restricted stock units are subject to a certain vesting schedule.

The Company recognized share-based compensation expense related to stock options and restricted stock units of $1,237,481 and $69,841 for the year ended December 31, 2021 and 2020, respectively. The remaining unvested share-based compensation expense of $2,374,390 is expected to be recognized over the next 43 months.

Warrants

The following table presents the activity for warrants outstanding:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding - December 31, 2020	358,334	$7.02

Granted	4,909,936	$4.58
Forfeited/cancelled/restored	–	–
Exercised	(1,096,023)	$4.52
Outstanding - December 31, 2021	4,172,247	$4.80

In connection with the February 2021 IPO, the Company issued 3,991,818 warrants to purchase shares of common stock and issued to 598,772 warrants to its underwriters to cover over-allotments. The Company also issued 319,346 of representative warrants to its underwriters to purchase shares of common stock and these representative warrants contain a cashless exercise feature.

During the year ended December 31, 2021 certain holders of our publicly traded Series A Warrants exercised 1,091,692 warrants for 1,091,692 million shares of common stock at the cash exercise price of $4.5375 per share. In addition, certain holders of our Pre-IPO warrants exercised 4,331 warrants for 2,887 shares of common stock at the net exercise price of $0.87 per share.

All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of approximately 3.94 years as of December 31, 2021.

Note 10 – Stockholders’ Equity

On February 17, 2021, the Company converted its LLC membership equity units into 485,441 shares of Common Stock with a $0.001 par value. The conversion has been given retrospective treatment.

During 2020, the Company issued 14,783 shares of common stock for cash.

Note 11 – Income Taxes

For the year ended December 31, 2021, the Company recorded no income tax benefit for the net operating losses incurred during the year, due to the uncertainty of realizing a benefit from those items.

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate reported in the financial statements:

	December 31, 2021

Income tax expense (benefit) at federal statutory rate	(2,830,394)	21.00%
State and local income taxes, net of federal tax benefit	(243,572)	1.81%
Transaction costs	19,050	(0.14%	)
Change in valuation allowance	1,211,055	(8.99%	)
Income taxed as pass-through prior to IPO	1,799,759	(13.35%	)
Change in entity status	156,692	(1.16%	)
PPP loan forgiveness	(112,590)	0.84%
Total	–	–

Significant components of the Company’s deferred taxes consisted of the following:

December 31, 2021
Deferred income tax assets:
Stock based compensation	458,026
Business interest limitation	33,113
Federal net operation losses	1,257,450
State net operation losses	272,447
Total deferred tax assets	2,021,036
Less: valuation allowance	(1,211,055)
Total deferred tax assets, net of valuation allowance	809,981

Deferred income tax liabilities:
Capitalized software	(808,165)
Property & equipment	(1,816)
Total deferred tax liabilities	(809,981)

Total net deferred tax asset (liability)	–

Note 12 – Net Loss Per Share

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

December 31, 2021 and 2020, 5,009,315 and 655,485, respectively of potentially dilutive weighted average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

Note 13 – Subsequent Events

On February 15, 2022, the Company released nationally it’s Faidr App for both iOs and Android devices. The Company plans to commence amortization of its capitalized development costs. The Company anticipates it will continue to incur future capitalized costs as it relates to enhancements and additional functionality related to the Faidr and Vodacast Apps.

On February 17, 2022, the Company approved a grant of 350,000 restricted stock units and 293,750 stock options to employees and directors subject to certain vesting requirements.

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

Internal Control Over Financial Reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2018 and remained unremediated as of December 31, 2021. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

The material weaknesses we identified are related to the design and maintenance of an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately and we did not design and maintain controls to ensure adequate segregation of duties within our financial reporting function including the preparation and review of journal entries. In response to the material weaknesses, we took a number of actions to improve our internal control over financial reporting and determined that as of December 31, 2021, that the controls that were designed have not been operating effectively for a sufficient period of time to conclude that the material weaknesses have been remediated.

Remediation Activities

Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken during the year ended December 31, 2021:

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

Changes in Internal Control Over Financial Reporting

Other than the applicable remediation efforts described in “Remediation of Previously Reported Material Weaknesses” above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive officers and directors

Set forth below are the names, ages and positions of our executive officers and directors as of February 17, 2022.

Name	Age	Position(s) held	Served as a Director and/or Officer Since
Executive Officers
Jeffrey Thramann, M.D.	57	Executive Chairman and Director	2012
Michael Lawless	59	Chief Executive Officer, Secretary & Director	2012
Peter Shoebridge	58	Chief Technology Officer	2013
Brian Hoff	36	Chief Financial Officer	2021

Non-Employee Directors
Stephen Deitsch	50	Director, Lead Independent Director	2021
Timothy J. Hanlon	56	Director	2021
Thomas Birch	69	Director	2021

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

Brian Hoff, Chief Financial Officer: Mr. Hoff has extensive experience in leading high growth accounting and finance teams. From 2019 – 2021 he was Vice President, Controller at STACK Infrastructure, a leading provider of digital infrastructure to high growth companies. Prior to STACK, he was Corporate Controller from 2011 - 2019 at Coalfire, a leading provider cyber-security firm owned by The Carlyle Group later to be acquired by Apax Partners. He spent the majority of his tenure at Coalfire building out the accounting and finance functions in a high growth environment, completing numerous acquisitions and helping grow the organization from 80 employees to over 700 employees.  He is a certified public accountant and earned a BS from The University of Colorado.

Non-employee directors

Stephen M. Deitsch Director: Mr. Deitsch has extensive strategic, operational, and financial leadership experience at both publicly traded and privately held companies. Mr. Deitsch has served as Chief Financial Officer of Paragon 28, Inc. (NYSE: FNA), a leading global orthopedics company. From April 2017 to August 2019, Mr. Deitsch served as Senior Vice President and Chief Financial Officer of BioScrip, Inc. (formerly Nasdaq: BIOS) which is now part of Option Care Health, Inc. (Nasdaq: OPCH). From August 2015 to April 2017, Mr. Deitsch served as Executive Vice President, Chief Financial Officer and Corporate Secretary of Coalfire, Inc., a leading cyber-security firm. Mr. Deitsch served as the Chief Financial Officer of Biomet Spine, Bone Healing, and Microfixation from July 2014 to July 2015 and as Vice President Finance, Corporate Controller of Biomet, Inc. from February 2014 to July 2014. Mr. Deitsch was the Chief Financial Officer of Lanx, Inc. from September 2009 until it was acquired by Biomet in October 2013. From 2002 to 2009, Mr. Deitsch served in various senior financial leadership roles at Zimmer Holdings, Inc. (formerly NYSE: ZMH and now part of Zimmer Biomet, Inc NYSE: ZBH). Mr. Deitsch has been a director of Green Sun Medical, a privately held medical device company, since October 2017.

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

Board Leadership Structure and Role in Risk Oversight

Our corporate governance guidelines provide that unless the board chair is an independent director, the board shall appoint a Lead Independent Director. The Lead Independent Director chairs the executive sessions of the independent directors, coordinates the activities of the other independent directors and performs such other duties as deemed necessary by the board from time to time. Because our Executive Chairman Dr. Thramann is not independent, the board has appointed Stephen Deitsch to serve as our Lead Independent Director.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of risks we face, while the board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, the board meets regularly with management to discuss strategy and the risks we face. In addition, the Audit Committee regularly monitors our enterprise risk, including financial risks, through reports from management. Senior management attends the board meetings and is available to address any questions or concerns raised by the board on risk management and any other matters. The Lead Independent Director and the independent board members work together to provide strong, independent oversight of our management and affairs through the board’s standing committees and, when necessary, executive sessions of the independent directors.

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

Committees of the Board of Directors

Our board of directors has an audit committee, a compensation committee and a nominating and governance committee, each of which have the composition and responsibilities described below. Each of the below committees has a written charter approved by our board of directors. Copies of each charter are posted on the investor relations section of our website. Members will serve on these committees until their resignation or until otherwise determined by our board of directors.

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

Consideration of Director Nominees

Director Qualifications

There are no specific minimum qualifications that the Board requires to be met by a director nominee recommended for a position on our board, nor are there any specific qualities or skills that are necessary for one or more members of our board to possess, other than as are necessary to meet the requirements of the rules and regulations applicable to us. The Nominating and Governance Committee considers a potential director candidate’s experience, areas of expertise and other factors relative to the overall composition of our board and its committees, including the following characteristics: experience, judgment, commitment (including having sufficient time to devote to the Company), skills, diversity and expertise appropriate for the Company. In assessing potential directors, the Nominating and Governance Committee may consider the current needs of the board and the Company to maintain a balance of knowledge, experience and capability in various areas.

Stockholder Nominations

In accordance with our bylaws, a stockholder wishing to nominate a director for election at an annual meeting of stockholders must timely submit a written proposal of nomination to us at our executive offices. To be timely, a written proposal of nomination for an annual meeting of stockholders must be received at least 90 calendar days but no more than 120 calendar days before the first anniversary of the date on which we held our annual meeting of stockholders in the immediately preceding year; provided, however, that in the event that the date of the annual meeting is advanced or delayed more than 30 calendar days from the anniversary of the annual meeting of stockholders in the immediately preceding year, the written proposal must be received: (i) at least 90 calendar days but no more than 120 calendar days prior to the date of the annual meeting; or (ii) no more than 10 days after the date we first publicly announce the date of the annual meeting.

Each written proposal for a nominee must contain: (1) the name, age, business address and residence address of such nominee, (2) the principal occupation or employment of such nominee, (3) the class and number of shares of each class of capital stock of the Company which are owned of record and beneficially by such nominee, (4) the date or dates on which such shares were acquired and the investment intent of such acquisition, (5) a statement whether such nominee, if elected, intends to tender, promptly following such person's failure to receive the required vote for election or reelection at the next meeting at which such person would face election or re-election, an irrevocable resignation effective upon acceptance of such resignation by the board, and (6) such other information concerning such nominee as would be required to be disclosed in a proxy statement soliciting proxies for the election of such nominee as a director in an election contest (even if an election contest is not involved), or that is otherwise required to be disclosed pursuant to Section 14 of the 1934 Act and the rules and regulations promulgated thereunder (including such person’s written consent to being named as a nominee and to serving as a director if elected).

A stockholder interested in submitting a nominee for election to the board should refer to our bylaws for additional requirements. Upon receipt of a written proposal of nomination meeting these requirements, the Nominating and Governance Committee of the Board will evaluate the nominee in accordance with its charter and the characteristics listed above.

Evaluating Nominees for Director

Our Nominating and Corporate Governance Committee considers director candidates that are suggested by members of the committee, other members of our Board, members of management, advisors and our stockholders who submit recommendations in accordance with the requirements set forth in our Bylaws, as described above. Our Board has in the past engaged a third-party search firm to identify potential candidates for consideration by the Nominating and Governance Committee and election to our Board. The Nominating and Corporate Governance Committee may, in the future, retain third-party search firms to identify Board candidates on terms and conditions acceptable to the Nominating and Corporate Governance Committee to assist in the process of identifying or evaluating director candidates. The Nominating and Corporate Governance Committee evaluates all nominees for director using the same approach whether they are recommended by stockholders or other sources. The Nominating and Corporate Governance Committee reviews candidates for director nominees in the context of the current composition of our Board and committees, the operating requirements of the Company and the long-term interests of our stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee considers the director nominee’s qualifications, diversity, skills and such other factors as it deems appropriate given the current needs of the Board, the committees and the Company, to maintain a balance of knowledge, experience, diversity and capability. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews such directors’ overall service to the Board, the committees and the Company during their term, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair such directors’ independence. In the case of new director candidates, the Nominating and Corporate Governance Committee will also determine whether the nominee must be independent for Nasdaq purposes, which determination will be based upon applicable Nasdaq listing standards and applicable SEC rules and regulations. Although we do not have a formal diversity policy, when considering diversity in evaluating director nominees, the Nominating and Corporate Governance Committee focuses on whether the nominees can contribute varied perspectives, skills, experiences and expertise to the Board.

The Nominating and Corporate Governance Committee will evaluate the proposed director’s candidacy, including proposed candidates recommended by stockholders, and recommend whether the Board should nominate the proposed director candidate for election by our stockholders.

Stockholder Communications with the Board

Any stockholder or interested party who desires to contact our board, or specific members of our board, may do so electronically by sending an email to our CFO at the following address: bhoff@auddia.com. Alternatively, a stockholder may contact our board, or specific members of our board, by writing to: Auddia Inc., 2100 Central Avenue, Suite 200, Boulder, Colorado 80301, Attn: CFO. All such communications will be initially received and processed by the office of our CFO. Communications concerning accounting, audit, internal accounting controls and other financial matters will be referred to the Chair of the Audit Committee. Other matters will be referred to the board, the non-employee directors or individual directors, as appropriate.

The board has instructed the CFO to review all communications so received and to exercise his discretion not to forward to the board correspondence that is inappropriate such as business solicitations, frivolous communications and advertising, routine business matters and personal grievances. However, any director may at any time request the CFO to forward any and all communications received by the CFO but not forwarded to the directors.

Compensation Committee Interlocks and Insider Participation

None of the current members of our compensation committee has at any time been one of our officers or employees. None of our executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee during the year ended December 31, 2021.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer and other executive and senior officers. The full text of our code of business conduct and ethics is posted on the investor relations section of our website. The reference to our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on our website into this Annual Report on Form 10-K. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions, on our website or in public filings to the extent required by the applicable rules.

Number of Meetings

The board held a total of seven meetings in 2021. Our Audit Committee held five meetings, our Compensation Committee held two meetings, and our Nominating and Governance Committee did not meet in 2021. Each director attended at least 75% of the aggregate of the total number of meetings of the board and the board committees on which he served.

Board Member Attendance at Annual Stockholder Meetings

Although we do not have a formal policy regarding director attendance at annual stockholder meetings, directors are encouraged to attend these annual meetings absent extenuating circumstances. We did not hold an annual meeting during 2021.

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

Our board of directors approved the following compensation for our non-employee directors in 2021. Our non-employee directors will receive annual cash compensation of (i) $25,000 for service on the board (ii) $20,000 for service as the Audit Committee chair, and (iii) $10,000 for Nominating and Governance Committee chair. All cash payments will be made quarterly in arrears, and pro-rated for any partial quarters of service.

The following Director Compensation Table summarizes the compensation of each of our non-employee directors for services rendered to us during the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Stephen Deitsch	39,375	255,285	-0-	-0-	294,660
Timothy J. Hanlon	30,625	255,285	-0-	-0-	285,910
Thomas Birch	30,625	255,285	-0-	-0-	285,910

(1)	Represents the grant date fair value of RSU awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For information regarding assumptions underlying the valuation of equity awards, see Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

In August 2021, we issued 91,500 restricted stock units to each of our non-employee directors under our 2021 Equity Incentive Plan as compensation for their board service.

Item 11.	Executive Compensation

Executive Compensation Overview

As an “emerging growth company,” we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act.

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during our fiscal year 2021, and our next two most highly compensated executive officers in respect of their service to our company for fiscal year 2021. Our named executive officers, or the Named Executive Officers, for the year ended December 31, 2021, are:

•	Jeffrey Thramann, our Executive Chairman;
•	Michael Lawless, our Chief Executive Officer; and
•	Peter Shoebridge, our Chief Technical Officer

Summary Compensation Table Year Ended December 31, 2021

The following table contains information about the compensation paid to or earned by each of our Named Executive Officers during the two most recently completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jeffrey Thramann	2021	300,000	-0-	418,500	-0-	-0-	718,500
Executive Chairman(1)	2020	165,000	-0-	-0-	-0-	-0-	165,000

Michael Lawless	2021	260,000	-0-	-0-	801,452	-0-	1,061,452
Chief Executive Officer	2020	236,833	-0-	-0-	-0-	-0-	236,833

Peter Shoebridge	2021	225,000	-0-	-0-	474,602	-0-	699,602
Chief Technology Officer	2020	185,416	-0-	-0-	-0-	-0-	185,416

(1)	Beginning after the Company’s IPO, Dr. Thramann earns an annual salary of $300,000. During 2020, Dr. Thramann earned a salary of $165,000. Due to liquidity constraints, most of Dr. Thramann’s salary payments for 2020 and prior years were deferred. He was only paid cash compensation of $19,760 in 2020 while 145,240 was deferred. The total deferred amount owed to Dr. Thramann from 2020 and prior years was approximately $661,000 at the time of our February 2021 IPO, and was included in our financial statements as a portion of “Accrued fees to a related party”. The Company paid this deferred compensation in early 2021.
(2)	The “Bonus” column represents discretionary bonuses earned pursuant to our annual incentive bonus program. Under the terms of their respective employment agreements, Mr. Lawless and Mr. Shoebridge is each eligible to receive a bonus based on the achievement of certain business goals set by our Board on an annual basis. The target annual bonuses for Mr. Lawless and Mr. Shoebridge, expressed as a percentage of their base salary, is 50%.
(3)	Represents the grant date fair value of RSU and stock option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For information regarding assumptions underlying the valuation of equity awards, see Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Outstanding Equity Awards at December 31, 2021

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2021.

		Option Awards				Stock Awards

		Number of	Number of			Number of	Market
		Securities	Securities			Shares or	Value of
		Underlying	Underlying			Units of	Shares or
		Unexercised	Unexercised	Option		Stock That	Units That
		Options	Options	Exercise	Option	Have Not	Have Not
	Grant	(#)	(#)	Price	Expiration	Vested	Vested
Name	Date	Exercisable(1)(2)	Unexercisable(1)	($)	Date	(#)(1)(3)(4)	($)(4)
Dr. Jeffrey Thramann	8/11/2021	–	–	–	–	150,000	267,000

Michael Lawless	2/1/2018	47,147	–	2.70	9/8/2029	–	–
	8/15/2019	64,572	15,934	4.26	12/4/2029	–	–
	8/11/2021	108,245	324,738	2.79	2/16/2031	–	–

Peter Shoebridge	2/1/2018	16,191	–	2.73	9/8/2029	–	–
	8/15/2019	21,982	5,425	4.26	12/4/2029	–	–
	8/11/2021	64,100	192,303	2.79	2/16/2031	–	–

(1) Each equity award is subject to the terms of our 2021 or 2013 Equity Incentive Plan.

(2) August 11, 2021 issuance represents option awards that vest 25% upon grant date, 25% on February 16, 2023, 25% on February 16, 2024 and 25% on February 16, 2025.

(3) Represents RSU awards that vest 50% on February 17, 2022, 25% on February 16, 2023, and 25% on February 16, 2024.

(4) Based on the closing price of a share of the Company’s common stock on the Nasdaq Capital Market of $1.78.

Employment Arrangement with Dr. Thramann

Commencing after our February 2021 IPO, Dr. Thramann earns an annual salary of $300,000 for his service as our Executive Chairman.

Employment Agreement with Mr. Lawless

On October 13, 2021, we entered into an employment agreement with Mr. Lawless, which supersedes and replaces a prior employment agreement dated February 6, 2012. The employment agreement provides for an initial annual base salary of $260,000 as well as an entitlement to an annual incentive bonus, upon certain conditions, in an amount determined by our board of directors. The target annual bonus for Mr. Lawless, expressed as a percentage of base salary, is 50%.

If the Company terminates Mr. Lawless’s employment without cause or Mr. Lawless terminates for good reason, he is entitled to receive nine months of base salary, (ii) up to nine months of paid health insurance under COBRA, and (iii) any earned but unpaid bonus for a prior completed fiscal year. In addition, in the event of a change of control and a subsequent termination of Mr. Lawless’ employment without cause, the Company will accelerate the vesting of all of unvested stock options as of the later of the effective date of the change in control and the last day of service.

Employment Agreement with Mr. Shoebridge

On October 13, 2021, we entered into an employment agreement with Mr. Shoebridge, which supersedes and replaces a prior employment agreement dated April 1, 2014. The employment agreement provides for an initial annual base salary of $225,000 as well as an entitlement to an annual incentive bonus, upon certain conditions, in an amount determined by our board of directors. The target annual bonus for Mr. Shoebridge, expressed as a percentage of base salary, is 50%.

If the Company terminates Mr. Shoebridge’s employment without cause or Mr. Shoebridge terminates for good reason, he is entitled to receive nine months of base salary, (ii) up to nine months of paid health insurance under COBRA, and (iii) any earned but unpaid bonus for a prior completed fiscal year. In addition, in the event of a change of control and a subsequent termination of Mr. Shoebridge’s employment without cause, the Company will accelerate the vesting of all of unvested stock options as of the later of the effective date of the change in control and the last day of service.

Employment Agreement with Mr. Hoff

On October 13, 2021, we entered into an employment agreement with Mr. Hoff. The employment agreement provides for an initial annual base salary of $220,000 as well as an entitlement to an annual incentive bonus, upon certain conditions, in an amount determined by our board of directors. The target annual bonus for Mr. Hoff, expressed as a percentage of base salary, is 50%.

If the Company terminates Mr. Hoff’s employment without cause or Mr. Hoff terminates for good reason, he is entitled to receive six months of base salary, (ii) up to six months of paid health insurance under COBRA, and (iii) any earned but unpaid bonus for a prior completed fiscal year. In addition, in the event of a change of control and a subsequent termination of Mr. Hoff’s employment without cause, the Company will accelerate the vesting of all of unvested stock options as of the later of the effective date of the change in control and the last day of service

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of February 17, 2022 by (i) each person who beneficially owned more than 5% of our outstanding shares of common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, the address of each executive officer and director is c/o Auddia, 2100 Central Avenue, Suite 200, Boulder, CO 80301.

The number of shares of common stock “beneficially owned” by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of shares of our common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power, and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after February 17, 2022.

The calculations set forth below are based upon 12,416,520 shares of common stock outstanding at February 17, 2022.

Unless otherwise indicated below, and subject to community property laws where applicable, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Jeffrey Thramann (1)	2,859,788	23.03%
Richard Minicozzi (2)	1,812,945	14.60%

Executive Officers and Directors:
Michael Lawless (3)	362,647	2.82%
Peter Shoebridge (4)	171,799	1.35%
Stephen Deitsch (5)	22,875	0.18%
Timothy J. Hanlon (5)	22,875	0.18%
Thomas Birch (5)	22,875	0.18%
All directors and executive officers as a group (7 persons)	3,492,244	28.13%

___________________________

(1)	Dr. Thramann is also a director of the Company. Includes (i) 712,652 shares of common stock owned immediately following the corporate conversion, (ii) 969,000 shares of common stock purchased in the IPO, (iii) 134,136 shares of common stock underlying warrants exercisable within 60 days of March 26, 2021, (iv) 969,000 shares of common stock underlying Series A warrants purchased in the IPO and exercisable within 60 days of February 17, 2022, and (v) 75,000 restricted stock units granted under the 2021 equity incentive plan and vested within 60 days of February 17, 2022.
(2)	Includes (i) 1,750,450 shares of common stock owned immediately following the corporate conversion, and (ii) 62,495 shares of common stock underlying warrants exercisable within 60 days of February 17, 2022.
(3)	Includes (i) 18,501 shares of common stock owned immediately following the corporate conversion, and (ii) 344,146 shares of common stock underlying stock options exercisable within 60 days of February 16, 2021.
(4)	Includes 171,799 shares of common stock underlying stock options exercisable within 60 days of February 17, 2022.
(5)	Includes 22,875 shares of common stock underlying restricted stock units vested within 60 days of February 17, 2022.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

The following is a description of transactions or series of transactions since January 1, 2021, to which we were or will be a party, in which:

•	the amount involved in the transaction exceeds, or will exceed, $120,000; and
•	in which any of our executive officers, directors or holder of five percent or more of any class of our capital stock, including their immediate family members or affiliated entities, had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers, executive officers and our directors are described elsewhere in this Annual Report under “Director Compensation” and “Executive Compensation.”

The Company previously had a line of credit with a bank. Prior to the Company’s IPO, the available principal balance under the line of credit was $6,000,000. The line of credit was collateralized by all assets of the Company as well as certain cash assets of two shareholders in control accounts at the lender, Richard Minicozzi, who beneficially owns approximately 14% of our outstanding common stock, and Jeffrey Thramann, our Executive Chairman. Mr. Minicozzi’s control account had a balance of $2,000,000 and Dr. Thramann’s control account had a balance of $4,000,000. Dr. Thramann also personally guaranteed the full amount of the loan. The outstanding balance on the line of credit at December 31, 2020 was $6,000,000. Following the closing of our IPO, the Company used $4,000,000 of the proceeds to repay $4,000,000 to the bank. The maximum outstanding amount of the line of credit was then reduced to $2,000,000. The bank has released the control accounts of Mr. Minicozzi and Dr. Thramann. Dr. Thramann no longer personally guarantees the line of credit. In July 2021, we paid the remaining outstanding $2.0 million out of our restricted cash and terminated our line of credit

The fees paid by the Company to Mr. Minicozzi on the $2,000,000 collateral arrangement were 33% percent of the collateral amount annually, plus there is an annual renewal fee of $50,000 and a $15,000 delayed payment fee for the first year in addition to warrants to purchase 300,000 shares of LLC common units due annually with $867,398 and $843,817 being recorded as interest expense for the years ended December 31, 2019 and 2018, respectively. During 2018 a partial payment was made on the accruing collateral fees due of $364,944. Subsequently in 2018, the shareholder subscribed to purchase 4,530,861 LLC common units for $0.023 per share for a total of $104,210 which was offset against the interest due on the collateral arrangement. The balance outstanding on the collateral at December 31, 2019 and 2018 was $1,017,938 and $875,540, respectively. In connection with our IPO, all unpaid amounts owed to Mr. Minicozzi were converted at a discount to the per share IPO price into shares of common stock. Following the closing of our IPO, the collateral arrangement with Mr. Minicozzi was terminated.

During 2017 and 2018, the Company entered into notes payable (the "Notes") with Dr. Thramann for $330,000 and $100,000, respectively, $60,000 of the $100,000 was repaid in 2018. The Notes did not accrue interest and did not have a stated maturity date. The Notes were expected to be repaid as cash flow permitted. During 2018, the Notes, with an outstanding balance of $370,000, were converted into 3,217,065 Series C LLC preferred units at $0.115 per unit in connection with the Series C unit exchange. (See Notes 9 and 10 in the Financial Statements).

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

Beginning after our February 2021 IPO, Dr. Thramann earns an annual salary of $300,000. During 2020, Dr. Thramann earned a salary of $165,000. [Correct???] Due to liquidity constraints, most of Dr. Thramann’s salary payments for 2020 and prior years were deferred. He was only paid cash compensation of $19,760 in 2020 while 145,240 was deferred. The total deferred amount owed to Dr. Thramann from 2020 and prior years was approximately $661,000 at the time of our February 2021 IPO and was included in our financial statements as a portion of “Accrued fees to a related party”. The Company paid this deferred compensation in early 2021

Dr. Thramann has participated as an investor in multiple private placements of the Company’s securities. The terms of Dr. Thramann’s participation in these private placements were the same as were made available to other investors participating in these transactions. During 2020, Dr. Thramann purchased an aggregate of $36,149 of our convertible notes. As described in Note 6 to our financial statements, these convertible notes converted into shares of common stock in connection with our February 2021 IPO.

Item 14.	Principal Accountant Fees and Services

The firm of Daszkal Bolton LLP, independent registered public accounting firm, has been selected by the audit committee as auditors for Auddia for the fiscal years ending December 31, 2021 and December 31, 2020. Daszkal Bolton LLP has served as the independent registered public accounting firm for Auddia since 2019.

The audit committee is solely responsible for selecting Auddia’s independent registered public accounting firm and has appointed Daszkal Bolton LLP as auditors for Auddia for the fiscal year ending December 31, 2021. Stockholder approval is not required to appoint Daszkal Bolton LLP as Auddia’s independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees

The following is a summary and description of fees incurred by Daszkal Bolton LLP for the fiscal year ended December 31, 2021 and 2020:

	2021	2020
Audit fees(1)	$127,000	$102,391
Tax fees	–	–
All other fees(2)	28,160	22,000
Total fees	$155,160	$124,391

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

(a) 1. Financial Statements

For a list of the financial statements included herein, see Index to the Financial Statements on page 37 of this Annual Report, incorporated into this Item by reference.

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

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Bylaws of the Company	8-K	02-22-2021	3.2
3.3		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
3.4		Form of Series A Warrant	S-1/A	02-05-2021	3.6
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities	10-K	03-31-2021	4.3
10.1	#	Employment Agreement of Michael T. Lawless	S-1	01-10-2020	10.1
10.2	#	Employment Agreement of Peter Shoebridge	S-1	01-10-2020	10.2
10.3	#	Form of Auddia Inc. 2020 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.4		Collateral and Security Agreement with Related Party (Minicozzi)	S-1/A	01-28-2020	10.4
10.5		Form of Amendment to Collateral and Security Agreement with Related Party	S-1/A	10-08-2020	10.5
10.6		Form of Convertible Promissory Note	S-1/A	01-28-2020	10.6
10.7		Business Loan Agreement and Guaranty of Related Party with Bank of the West	S-1/A	01-28-2020	10.7
10.8	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.9		Form of Bridge Note	S-1/A	10-22-2020	10.9
10.10		Form of Warrant Agent Agreement	S-1/A	02-05-2021	10.10
10.11		Amendment to Bridge Note	S-1/A	10-22-2020	10.14
10.12		Amended Business Loan Agreement with Bank of the West	10-K	03-31-2021	10.15
10.13	#	First Amendment to 2020 Equity Incentive Plan	S-8	08-10-2021	99.2
10.14	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.3

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith
10.15	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.4
10.16	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	S-8	08-10-2021	99.5
10.17	#	Clip Interactive, LLC 2013 Equity Incentive Plan	S-8	08-10-2021	99.6
10.18	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan	S-8	08-10-2021	99.7
10.19	#	Executive Officer Employment Agreement for Michael Lawless dated October 13, 2021	8-K	10-15-2021	10.1
10.20	#	Executive Officer Employment Agreement for Peter Shoebridge dated October 13, 2021	8-K	10-15-2021	10.2
10.21	#	Executive Officer Employment Agreement for Brian Hoff dated October 13, 2021	8-K	10-15-2021	10.3
23.1		Consent of Daszkal Bolton LLP, Independent Registered Public Accounting Firm				X
24.1		Power of Attorney (Included on Signature Page)
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace

Item 16.	Form 10-K Summary

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
Brian Hoff Chief Financial Officer

Date:  February 17, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose individual signature appears below hereby authorizes and appoints each of Michael Lawless and Brian Hoff, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of February, 2022.

/s/ Jeffery Thamann, M.D.	Executive Chairman and Director
Jeffrey Thramann, M.D.

/s/ Michael Lawless	President, Chief Executive Officer and Director
(Principal Executive Officer)
Michael Lawless
/s/ Brian Hoff	Chief Financial Officer
(Principal Financial and Accounting Officer)
Brian Hoff

/s/ Stephen Deitsch	Director
Stephen Deitsch

/s/ Timothy Hanlon	Director
Timothy Hanlon

/s/ Thomas Birch	Director
Thomas Birch

