Form 10-Q
period 2022-03-31
AUDDIA INC.
filed 2022-05-12
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, 12,514,763 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

AUDDIA INC.

2022 QUARTERLY REPORT ON FORM 10-Q

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

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	the ultimate impact of the ongoing coronavirus (COVID-19) pandemic, or any other health epidemic, on our business, results of operations, cash flows, financial condition and liquidity, and the global economy as a whole;
•	the sufficiency of our existing cash to meet our working capital and capital expenditure needs over the next 12 months and our need to raise additional capital;
•	our ability to generate revenue from new software services;
•	our limited operating history;
•	our ability to maintain proper and effective internal financial controls;
•	our ability to continue to operate as a going concern;
•	changes in laws, government regulations and policies and interpretations thereof;
•	our ability to obtain and maintain protection for our intellectual property;
•	the risk of errors, failures or bugs in our platform or products;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to manage our rapid growth and organizational change effectively;
•	the possibility of security vulnerabilities, cyberattacks and network disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions;
•	our compliance with data privacy laws and regulations;
•	our ability to develop and maintain our brand cost-effectively; and
•	the other factors set forth elsewhere in this Quarterly Report and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Auddia Inc.

Condensed Balance Sheets (Unaudited)

	As of
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$4,361,550	$6,345,291
Accounts receivable, net	56	87
Prepaids and other current assets	90,896	–
Total current assets	4,452,502	6,345,378

Non-current assets:
Property and equipment, net	68,484	72,766
Software development costs, net	3,656,249	3,163,071
Prepaids and other non-current assets	7,158	52,918
Total non-current assets	3,731,891	3,288,755

Total assets	$8,184,393	$9,634,133

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$229,528	$223,196
Share-based compensation liability	39,812	–
Total current liabilities	269,340	223,196

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock - $0.001 par value, 100,000,000 authorized and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	–	–
Common stock - $0.001 par value, 100,000,000 authorized and 12,514,763 and 12,416,408 shares issued and outstanding at March 31, 2022 and December 31, 2021	12,514	12,416
Additional paid-in capital	74,494,186	74,236,910
Accumulated deficit	(66,591,647)	(64,838,389)
Total stockholders’ equity	7,915,053	9,410,937

Total liabilities and stockholders’ equity	$8,184,393	$9,634,133

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$–	$–

Operating expenses:
Direct cost of services	52,562	57,394
Sales and marketing	357,066	123,458
Research and development	148,763	46,997
General and administrative	1,017,730	637,708
Depreciation and amortization	176,127	2,183
Total operating expenses	1,752,248	867,740

Loss from operations	(1,752,248)	(867,740)

Other (expense) income:
Finance charge – convertible debt	–	(8,141,424)
Interest expense	(1,010)	(287,439)
Interest income	–	105
Total other expense	(1,010)	(8,428,758)

Net loss before income taxes	(1,753,258)	(9,296,498)
Income taxes	–	–

Net loss	$(1,753,258)	$(9,296,498)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.14)	$(1.72)

Weighted average common shares outstanding
Basic and diluted	12,464,540	5,408,351

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended March 31, 2021

	Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2020	485,441	$486	$38,256,584	$(51,360,320)	$(13,103,250)
Issuance of common shares	3,991,818	3,992	14,480,048	–	14,484,040
Conversion of debt obligations	6,814,570	6,814	15,186,619	–	15,193,433
Share-based compensation	–	–	16,131	–	16,131
Net loss	–	–	–	(9,296,498)	(9,296,498)

Balance, March 31, 2021	11,291,829	$11,292	$67,939,382	$(60,656,818)	$7,293,856

Three Months Ended March 31, 2022

	Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2021	12,416,408	$12,416	$74,236,910	$(64,838,389)	$9,410,937
Exercise of restricted stock units and warrants	98,355	98	(98)	–	–
Share-based compensation	–	–	385,908	–	385,908
Reclassification of share-based compensation award to liability	–	–	(128,534)		(128,534)
Net loss	–	–	–	(1,753,258)	(1,753,258)

Balance, March 31, 2022	12,514,763	$12,514	$74,494,186	$(66,591,647)	$7,915,053

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,753,258)	$(9,296,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charge associated with debt to equity conversion	–	8,141,424
Depreciation and amortization	176,127	2,183
Share-based compensation	385,908	16,131
Change in assets and liabilities:
Accounts receivable	31	128
Prepaids and other non-current assets	(45,136)	(128,965)
Accounts payable and accrued liabilities	6,332	(561,858)
Net cash used in operating activities	(1,229,996)	(1,827,455)

Cash flows from investing activities:
Software capitalization	(661,214)	(292,075)
Purchase of property and equipment	(3,809)	(10,042)
Net cash used in investing activities	(665,023)	(302,117)

Cash flows from financing activities:
Net settlement of share-based compensation awards	(88,722)	–
Proceeds from issuance of common shares	–	14,822,459
Repayments of related party debt and deferred salary	–	(930,636)
Repayments of line of credit	–	(4,000,000)
Proceeds from issuance of PPP loan	–	267,482
Proceeds from issuance of promissory notes payable	–	15,000
Net cash (used in) provided by financing activities	(88,722)	10,174,305

Net (decrease) increase in cash and restricted cash	(1,983,741)	8,044,733

Cash, beginning of period	6,345,291	117,914

Cash, end of period	$4,361,550	$8,162,647

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,010	$138,792
Cash paid for income taxes	$–	$–

Supplemental disclosures of non-cash activity:
Shares issued for conversion of indebtedness	–	6,814,570

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

On February 16, 2021, the Company completed an initial public offering (the “IPO”) of 3,991,818 units, at $4.125 per unit, consisting of one share of common stock and one Series A warrant to purchase one share of common stock at an exercise price of $4.54 per share. In addition, the underwriters exercised their option to purchase 598,772 Series A warrants to cover over-allotments and were issued 319,346 in representative warrants at an exercise price of $5.15625 per share. After deducting underwriters commissions and expenses, the Company received net proceeds of approximately $15.1 million and its common stock commenced trading on Nasdaq under the ticker symbol “AUUD”. Concurrently with the IPO, holders of the Company’s promissory notes, convertible notes, and related party notes, along with accrued interest, were converted into 6,814,570 shares of the Company’s common stock.

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

Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2022 or December 31, 2021.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At March 31, 2022 and December 31, 2021, the Company had $3,861,550 and $5,845,291, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

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

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are considered impaired and expensed during the period of such determination. Software development costs of $661,213 and $292,075 were capitalized for the three months ended March 31, 2022 and 2021, respectively. Amortization of capitalized software development costs were $168,036 and $0 for the three months ended March 31, 2022 and 2021, respectively and are included in depreciation and amortization expense.

Revenue Recognition

Revenue will be measured according to Accounting Standards Codification (“ASC”) 606, Revenue – Revenue from Contracts with Customers, and is recognized based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. We will recognize revenue when we satisfy a performance obligation by transferring control over a service or product to a customer. We will report revenues net of any tax assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in our condensed statements of operations. Collected taxes will be recorded within Other current liabilities until remitted to the relevant taxing authority.

Subscriber revenue will consist primarily of subscription fees and other ancillary subscription-based revenues. Revenue will be recognized on a straight-line basis when the performance obligations to provide each service for the period are satisfied, which is over time as our subscription services are continuously available and can be consumed by customers at any time. There is no revenue recognized for unpaid trial subscriptions.

Customers may pay for the services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue will be recognized as revenue in our statement of operations as the services are provided.

Share-Based Compensation

The Company accounts for share-based compensation arrangements with employees, directors, and consultants and recognizes the compensation expense for share-based awards based on the estimated fair value of the awards on the date of grant in accordance with ASC 718.

Compensation expense for all share-based awards is based on the estimated grant-date fair value and recognized in earnings over the requisite service period (generally the vesting period). The Company records share-based compensation expense related to non-employees over the related service periods.

Certain stock awards include a net-share settlement feature that provides the grantee an option to withhold shares to satisfy tax withholding requirements and are classified as a share-based compensation liability. Cash paid to satisfy tax withholdings is classified as financing activities in the condensed statements of cash flows.

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

Note 2 – Property & Equipment and Software Development Costs

Property and equipment and software development costs consisted of the following as of:

	March 31, 2022	December 31, 2021
Computers and equipment	$771,127	$767,318
Furniture	7,262	7,262
Software	5,228	5,228
Accumulated depreciation	(715,133)	(707,042)
Total property and equipment, net	$68,484	$72,766

Software development costs	5,359,965	$4,698,752
Accumulated amortization	(1,703,716)	(1,535,680)
Total software development costs, net	$3,656,249	$3,163,071

The Company recognized depreciation expense of $8,091 and $2,183 for the three months ended March 31, 2022 and 2021, respectively related to property and equipment and amortization expense of $168,036 and $0 for the three months ended March 31, 2022 and 2021, respectively related to software development costs.

Note 3 – Balance Sheet Disclosures

Accounts payable and accrued liabilities consist of the following:

	March 31, 2022	December 31, 2021
Accounts payable and accrued expenses	$227,971	$210,929
Credit cards payable	1,557	12,267
Accounts payable and accrued liabilities	$229,528	$223,196

Note 4 – Line of Credit

On April 10, 2018 the Company refinanced its previous line of credit with a different bank and this agreement was amended in July 2019 and March 2021. The principal balance was repaid in full on July 8, 2021. Interest accrued at a variable rate based on the bank’s prime rate plus 1% (4.25% at December 31, 2020) but at no time less than 4.0%. Monthly interest payments were required, with any outstanding principal due on July 10, 2021. Interest expense for the three months ended March 31, 2022 and 2021 was $0 and $47,296, respectively.

The line of credit was collateralized by all assets of the Company, including $2,000,000 of cash held in a control account at the lender. The Company also maintained a minimum balance at the lender to cover two months of interest payments. Prior to our IPO, the line of credit was collateralized by $6,000,000 of cash assets of two shareholders held in control accounts at the lender.

Following the Company’s IPO in February 2021 the line of credit was amended and the Company paid down the outstanding principal balance on its bank line of credit from $6,000,000 to $2,000,000 and the available principal balance for the line of credit was reduced from $6,000,000 to $2,000,000. Further, the $6,000,000 of cash collateral previously provided by the two shareholders was released. The remaining principal balance of $2,000,000 was repaid in full and the line of credit was terminated on July 8, 2021.

The outstanding balance on the line of credit at December 31, 2020 was $6,000,000. The shareholder who previously provided the $2,000,000 control account had a collateral agreement with the Company which is described in Note 6. This agreement was terminated in March 2021.

Note 5 – Convertible Notes Payable, Notes Payable to Related Parties and Promissory Notes

Convertible notes payable

During the year ended December 31, 2020 investors purchased an additional $404,601 of our convertible notes, such that at December 31, 2020 the balance of the convertible notes, including accrued interest, was $2,295,305. These convertible notes accrued interest at 6.0% per year and were scheduled to mature on December 31, 2021. In conjunction with the February 2021 IPO, the Notes automatically converted into 2,066,176 shares of common stock at discounts ranging from 50% to 75% of the IPO price. Interest expense for the three months ended March 31, 2022 and 2021 was $0 and $16,586, respectively.

Accrued fees to a related party

The Company had an agreement with a shareholder to provide collateral for a bank line of credit described in Note 4 – Line of Credit. The amount of the cash collateral provided by the shareholder to the bank was $2,000,000. The collateral agreement required a commitment to pay collateral fees of $710,000 (comprised of annual interest of $660,000 plus the $50,000 renewal fee) to the shareholder and issue 3,454 common stock warrants. In January 2019, in connection with the collateral agreement, the Company converted accrued fees of $725,000 into an unsecured note payable, which bore interest at 33% annually and had a maturity date of December 31, 2021. The fees that accrued on the collateral arrangement were 33% percent of the collateral amount annually plus an annual renewal fee of $50,000. Interest expense for the three months ended March 31, 2022 and 2021 was $0 and $208,727, respectively. The balance outstanding on the accrued collateral fees was $1,960,336 at December 31, 2020, excluding the $725,000 unsecured note payable. This collateral agreement terminated in March 2021.

In conjunction with the February 2021 IPO, the notes payable and accrued interest due to this shareholder were converted to 1,667,859 shares of common stock.

Promissory notes payable

During the twelve months ended December 31, 2020, the Company issued, to a number of existing shareholders, in four separate tranches, $1,857,764 of Promissory Notes that accrue interest at a rate of 6% per year and were scheduled to mature on December 31, 2021. When issued, the notes incorporated the following attributes: interest on the Notes accrue at 6% and upon the successful completion of a qualified IPO by December 31, 2021, the notes and accrued interest would convert into equity at a per share valuation equal to $40.0 million. In addition, each investor in the Promissory Notes would receive shares and warrants based on a formula that takes into account the number of shares and warrants the investor owned before the investment in these Promissory Notes, as well as a portion of the bonus allocation of 1,038,342 shares made available to the investors. Interest expense for the three months ended March 31, 2022 and 2021 was $0 and $14,454, respectively.

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

In February 2020, the Company obtained a $500,000 short term loan from a related party. The Company was advanced $485,000, net of $15,000 in closing fees, and immediately placed $140,741 into an escrow account, owned and controlled by the shareholder to provide funds for the scheduled repayments. Repayment of the principal and loan financing fee occurs through weekly payments of $17,593 until the loan and financing fee is paid in full. The loan financing fee increased with the length of the payback period and was maximized at $165,000 after month five. The outstanding balance was repaid in February 2021.

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

Note 7 – Commitments and Contingencies

Operating Lease

In April 2021, the Company entered into a lease agreement for a new primary office space in Boulder, Colorado comprising of 8,639 square feet. The lease commenced on May 15, 2021 and terminates after 12 months. The lease has an initial base rent of $7,150 per month, with the first 15 days rent free and includes three separate six month renewal options, subject to fixed rate escalation increases. The Company exercised it’s first six month renewal option to extend the lease through November 2022. The Company previously leased approximately 3,000 square feet of office space that expired on April 30, 2021. Rent expense was $21,449 and $18,053 for the three months ended March 31, 2022 and 2021, respectively.

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Note 8 - Share-based Compensation

Stock Options

The following table presents the activity for stock options outstanding:

		Weighted
	Non-Qualified	Average
	Options	Exercise Price
Outstanding - December 31, 2021	1,504,791	$2.96
Granted	293,750	1.79
Forfeited/canceled	–	–
Exercised	–	–
Outstanding - March 31, 2022	1,798,541	$2.77

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price*	Life*	Number	Price*
$2.70	68,518	$2.70	1.58	68,518	$2.70
$2.90	53,128	$2.90	5.79	53,128	$2.90
$4.26	171,263	$4.26	7.38	147,822	$4.26
$2.79	1,211,882	$2.79	9.37	493,439	$2.79
$1.79	293,750	$1.79	9.90	7,500	$1.79
Total - March 31, 2022	1,798,541	$3.65	7.74	770,407	$3.06

________________________

* Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

During the three months ended March 31, 2022, the Company granted 293,750 stock options to certain executives and key employees. Under the terms of the option agreements, the options are subject to certain vesting requirements. The fair value of each award is determined using the Black-Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, and the risk-free interest rate over the expected life of the option. The expected volatility was determined considering comparable companies historical stock prices as a peer group for the fiscal year the grant occurred and prior fiscal years for a period equal to the expected life of the option. The risk-free interest rate was the rate available from the St. Louis Federal Reserve Bank with a term equal to the expected life of the option. The expected life of the option was estimated based on a mid-point method calculation.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

		Weighted
	Restricted	Average
	Stock Units	Exercise Price
Outstanding - December 31, 2021	424,500	$–
Granted	150,000	–
Forfeited/canceled	–	$–
Vested/issued	(143,625)	–
Outstanding – March 31, 2022	430,875	$–

During the three months ended March 31, 2022, the Company granted 150,000 restricted stock units. Under terms of the restricted stock agreements, the restricted stock units are subject to a certain vesting schedule.

During the three months ended March 31, 2022, certain restricted stock unit holders elected a net-share settlement for vested shares to satisfy income tax requirements. The Company applied modification accounting in accordance with ASC 718, and reclassified these share-based awards from equity classification to liability classification. The Company recognized a share-based compensation liability as of March 31, 2022 of $39,812 related to the fair value of vested shares over the service period.

The Company recognized share-based compensation expense related to stock options and restricted stock units of $385,908 and $16,131 for the three months ended March 31, 2022 and 2021, respectively. The remaining unvested share-based compensation expense of $2,598,005 is expected to be recognized over the next 47 months.

Warrants

The following table presents the activity for warrants outstanding:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding - December 31, 2021	4,172,247	$4.80

Granted	–	–
Forfeited/cancelled/restored	–	–
Exercised	(148)	0.87
Outstanding - March 31, 2022	4,172,099	$4.80

In connection with the February 2021 IPO, the Company issued 3,991,818 warrants to purchase shares of common stock and issued to 598,772 warrants to its underwriters to cover over-allotments. The Company also issued 319,346 of representative warrants to its underwriters to purchase shares of common stock and these representative warrants contain a cashless exercise feature.

During the three months ended March 31, 2022 certain holders of our Pre-IPO warrants exercised 148 warrants for 112 shares of common stock at the net exercise price of $0.87 per share.

All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of approximately 3.69 years as of March 31, 2022.

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

As of March 31, 2022 and 2021, 6,248,131 shares and 2,750,331 shares, respectively of potentially dilutive weighted average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 17, 2022. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2021 to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

We recently launched the Faidr App to include all major U.S. radio stations on February 15, 2022. We are currently providing consumers a 90-day free trial of the App and expect to start converting users to paying subscribers during the second quarter. We are also continuing to enhance the listening experience for consumers by: 1) advancing the training of our proprietary AI technology primarily around talk stations and 2) exploring additional content choices that will become available in the App during the year.

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

We recently launched marketing campaigns for Vodacast to continue to grow our user base and encourage listeners to download the Vodacast App and listen to all their favorite shows. We are continuing to provide an immersive listening experience through digital feeds and additional content. We are also continuing to recruit podcast hosts to the Platform while we continue to develop and enhance monetization channels within the App.

We have funded our operations with proceeds from the February 2021 IPO and Series A warrants exercise in July 2021. Since inception we have incurred significant operating losses. As of March 31, 2022, we had an accumulated deficit of $66.6 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	nationally launch our Faidr App and as we continue training our proprietary AI technology and make product enhancements;
•	continue to develop and expand our technology and functionality to advance the Faidr and Vodacast Apps;
•	rollout our product on a national basis, which will include increasing our sales and marketing costs related to the promotion of our products. Faidr promotion will include a combination of a) direct to consumer marketing, b) purchasing ads directly from broadcasters, and/or c) participating broadcasters to promote without purchasing ads, but sharing a portion of subscription proceeds based on listening activity on those stations;
•	hire additional business development, product management, operational and marketing personnel;
•	continue market studies of our products; and
•	add operational and general administrative personnel which will support our product development programs, commercialization efforts and our transition to operating as a public company.

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

As of March 31, 2022, we had cash of approximately $4.4 million, which we believe should fund our operating expenses and capital expenditure requirements through at least December 31, 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our Apps or other research and development initiatives.

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

Sales and marketing

Our sales and marketing expenses consist primarily of salaries and consulting services, related to the sales and promotion performed during the year related to our products. We expect our sales and marketing expenses to increase substantially as we continue to promote the national commercial launch of our Faidr product and look to generate revenue for our products through customer acquisition and retention.

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

We expect to continue to incur substantial research and development expenses and capitalization in the future as we continue to develop and enhance our Faidr and Vodacast Apps.

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

Results of operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations:

	Three Months Ended March 31,
	2022	2021	Increase/ (Decrease)
Revenue	$–	$–	$–

Operating expenses:
Direct costs of service	52,562	57,394	(4,832)
Sales and marketing	357,066	123,458	233,608
Research and development	148,763	46,997	101,766
General and administrative	1,017,730	637,708	380,022
Depreciation and amortization	176,127	2,183	173,944

Total operating expense	1,752,248	867,740	884,508

Loss from operations	(1,752,248)	(867,740)	(884,508)
Other income (expense), net:	(1,010)	(8,428,758)	8,427,748

Net loss	$(1,753,258)	$(9,296,498)	$7,543,240

Revenue

Total revenues were $0 for the three months ended March 31, 2022 and March 31, 2021. We are continuing to develop the new Faidr and Vodacast products to establish new revenue streams and expect to start generating revenue during the third quarter of 2022.

Direct cost of services

Direct Cost of Services decreased $4,832 or 8.4%, from $57,394 for the three months ended March 31, 2021 compared to $52,562 for the three months ended March 31, 2022. We continue to incur direct cost of services expense related to hosting and other music services related to our Faidr App and expect these costs to increase in the future.

Sales and marketing

Sales and marketing expenses increased by $233,608 or 189.2%, from $123,458 for the three months ended March 31, 2021 to $357,066 for the three months ended March 31, 2022 as we established and hired our internal marketing team during Q4 of 2021 and we significantly increased our promotion expenses during the first quarter of 2022 related to the national launch of our Faidr App and continued promotion and user acquisition for our Vodacast App.

Research and development

Research and development expenses increased by $101,766 or 216.5%, from $46,997 for the three months ended March 31, 2021 to $148,763 for the three months ended March 31, 2022 primarily related to additional staffing on our development team as we continue to advance the Faidr and Vodacast Apps. Our research and development staffing costs were $809,976 and capitalized software expenses of $661,213 for the three months ended March 31, 2022 as compared to staffing costs of $339,072 and capitalized software expenses of $292,075 for the three months ended March 31, 2021. Majority of development time was spent on our Faidr and Vodacast Apps. We started amortizing development expenses associated with Faidr during Q1 2022 and continue to amortize development expense related to Vodacast. We continue to make significant enhancements to both Apps and will continue to incur capitalized costs and additional amortization.

General and administrative

General and administrative expenses increased by $380,022 or 59.6%, from $637,708 for the three months ended March 31, 2021 compared to $1,017,730 for the three months ended March 31, 2022. The increase resulted primarily from increased stock compensation expense related to employee stock options granted in Q3 2021 and Q1 2022. Stock compensation expense was $385,908 and $16,131 for the three months ended March 31, 2022 and 2021, respectively.

Depreciation and amortization

Depreciation and amortization expenses increased by $173,944 or 7,968.1%, from $2,183 for the three months ended March 31, 2021 compared to $176,127 for the three months ended March 31, 2022. The increase is entirely related to amortization of our Faidr and Vodacast Apps, which started amortization during Q1 2022 and Q4 2021, respectively.

Interest expense/Other expense, net

Total interest expense/other expense decreased by $8,427,748, from $8,428,758 for the three months ended March 31, 2021 to $1,010 for the three months ended March 31, 2022. The decrease was mostly related to a finance charge of $8,141,424 to interest expense related to the conversion of outstanding debt into 6.8 million shares of common stock related to the February 2021 IPO. In addition, we paid off and terminated our line of credit during 2021 and no longer are incurring interest related to the line of credit.

Liquidity and capital resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our Faidr and Vodacast Apps. As of March 31, 2022 and December 31, 2021 we had cash of $4,361,550 and $6,345,291, respectively. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months as we continue to develop and market our products, perform commercial trials and work on nationally launching all stations on the Faidr App.

In February 2021, we completed an IPO of 3,991,818 units, at $4.125 per unit, consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.54 per share. After deducting underwriters’ commissions and expenses, we received net proceeds of approximately $15.2 million. Due to the successful completion of the IPO, all of our existing convertible debt, accrued interest, accrued fees payable to related parties, and promissory notes were converted into shares of common stock.

Following the Company’s IPO in February 2021, we paid down the outstanding principal balance on our bank line of credit from $6 million to $2 million. We and the bank agreed to reduce the maximum available balance for the line of credit to $2 million.

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

The following table summarizes the statements of cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2022	2021	% Change
Net cash provided by (used in):
Operating activities	$(1,229,996)	$(1,827,455)	(32.7%	)
Investing activities	(665,023)	(302,117)	120.1%
Financing activities	(88,722)	10,174,305	(100.9%	)
Change in cash	$(1,983,741)	$8,044,733	(124.7%	)

Operating activities

Cash used in operating activities for the three months ended March 31, 2022 was $1,229,996, primarily resulting from our net loss of $1,753,258 and change in working capital of $38,773 related to an increase in prepaid expenses, partially offset by non-cash charges of $562,035 related to stock compensation expense and depreciation and amortization. Cash used in operating activities primarily consisted of personnel-related expenditures, payments included costs of operations, and other sales efforts, research and development and administrative costs.

Cash used in operating activities for the three months ended March 31, 2021 was $1,827,455, primarily resulting from our net loss of $9,296,498 and change in working capital of $690,695 primarily related to paying off outstanding accounts payable after our February 2021 IPO. This was partially offset by non-cash charges of $8,159,738 primarily related to a finance charge associated with the debt conversion from our February 2021 IPO. Cash used in operating activities primarily consisted of personnel-related expenditures, payments included costs of operations, and other sales efforts, research and development and administrative costs.

Investing activities

Cash flows used in investing activities for the three months ended March 31, 2022 was $665,023, primarily consisting of capitalization of software development expenses of $661,214.

Cash flows used in investing activities for the three months ended March 31, 2021 was $302,117, primarily consisting of capitalization of software development expenses of $292,075.

Financing activities

Cash flows used in financing activities for the three months ended March 31, 2022 was $88,722 related to cash paid by us related to the net-share settlement of vested restricted stock units during the quarter.

Cash flows provided by financing activities for the three months ended March 31, 2021 was $10,174,305 primarily related to the issuance of common shares for $14,822,459, related to our February 2021 IPO and $267,482 related to proceeds from our PPP Loan, offset by a repayment of our line of credit of $4,000,000 and deferred salary and related party notes payable of $930,636.

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $66.6 million and $64.8 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, we had cash of $4.4 million and $6.3 million, respectively. Our cash is comprised primarily of demand deposit accounts and money market funds. We believe our cash on hand should be sufficient to fund our current operating plans through at least December 31, 2022. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our technology development and commercialization efforts.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the development of the Faidr and Vodacast Apps. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs related to our national launch of our Faidr App and obtaining market acceptance
•	the ability to attract and retain podcasters to our Vodacast App and retaining listeners on the platform
•	the costs, timing and ability to continue to develop our technology
•	effectively addressing any competing technological and market developments
•	avoiding and defending against intellectual property infringement, misappropriation and other claims

Contractual Obligations

The following table summarizes our contractual obligations not on our Balance Sheet as of March 31, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease commitments:
Office lease (1)	$58,903	58,903	-0-	-0-	-0-
Insurance premiums (2)	275,504	275,504	-0-	-0-	-0-
Total operating lease commitments	$334,407	334,407	-0-	-0-	-0-

(1)	Represents minimum payments due for the lease of office space without consideration of additional renewal options
(2)	Represents premium payments due related to D&O insurance policy from February 2022 – February 2023

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

A summary of our critical accounting policies is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting policies during the three months ended March 31, 2022.

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

Internal Control Over Financial Reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2018 and remained unremediated as of March 31, 2022. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

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

Remediation Activities

Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken during the quarter ended March 31, 2022:

•	continue to strengthen our internal policies, processes and reviews, including drafting of related documentation thereof;
•	engage outside consultants to ensure that appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review
•	started internal control documentation along with engage outside consultants to assist in the design, implementation and documentation of internal controls to address the relevant risks
•	hired additional accounting resources with appropriate levels of experience, including our current Chief Financial Officer

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

Changes in Internal Control Over Financial Reporting

Other than the applicable remediation efforts described in “Remediation of Previously Reported Material Weaknesses” above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We did not repurchase any of our equity securities during the three months ended March 31, 2022.

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

Date:  May 12, 2022

