Form 10-Q
period 2022-06-30
AUDDIA INC.
filed 2022-08-12
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, 12,514,763 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Auddia Inc.

Condensed Balance Sheets (Unaudited)

	As of
	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$2,341,289	$6,345,291
Accounts receivable, net	51	87
Prepaids and other current assets	50,080	–
Total current assets	2,391,420	6,345,378

Non-current assets:
Property and equipment, net	60,181	72,766
Software development costs, net	4,010,957	3,163,071
Prepaids and other non-current assets	7,150	52,918
Total non-current assets	4,078,288	3,288,755

Total assets	$6,469,708	$9,634,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$279,309	$223,196
Share-based compensation liability	47,073	–
Total current liabilities	326,382	223,196

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock - $0.001 par value, 100,000,000 authorized and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	–	–
Common stock - $0.001 par value, 100,000,000 authorized and 12,514,763 and 12,416,408 shares issued and outstanding at June 30, 2022 and December 31, 2021	12,514	12,416
Additional paid-in capital	74,772,845	74,236,910
Accumulated deficit	(68,642,033)	(64,838,389)
Total stockholders’ equity	6,143,326	9,410,937

Total liabilities and stockholders’ equity	$6,469,708	$9,634,133

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$–	$–	$–	$–

Operating expenses:
Direct cost of services	43,532	76,058	96,093	133,406
Sales and marketing	740,019	139,611	1,097,086	263,115
Research and development	151,251	78,285	300,015	125,282
General and administrative	842,555	706,627	1,860,283	1,344,335
Depreciation and amortization	271,005	2,857	447,132	5,040
Total operating expenses	2,048,362	1,003,438	3,800,609	1,871,178

Loss from operations	(2,048,362)	(1,003,438)	(3,800,609)	(1,871,178)

Other income (expense):
Finance charge – convertible debt	–	–	–	(8,141,424)
PPP loan extinguishment	–	268,662	–	268,662
Interest expense	(2,023)	(21,836)	(3,035)	(309,275)
Interest income	–	3,091	–	3,196
Total other income (expense)	(2,023)	249,917)	(3,035)	(8,178,841)

Net loss before income taxes	(2,050,385)	(753,521)	(3,803,644)	(10,050,019)
Income taxes	–	–	–	–

Net loss	$(2,050,385)	$(753,521)	$(3,803,644)	$(10,050,019)

Net loss per share attributable to common stockholders Basic and diluted	$(0.16)	$(0.07)	$(0.30)	$(1.20)

Weighted average common shares outstanding Basic and diluted	12,514,763	11,291,829	12,489,790	8,366,343

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2021

	Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2020	485,441	$486	$38,256,854	$(51,360,320)	$(13,103,250)
Issuance of common shares	3,991,818	3,992	14,480,048	–	14,484,040
Conversion of debt obligations	6,814,570	6,814	15,186,619		15,193,433
Share-based compensation	–	–	31,951	–	31,951
Net loss	–	–	–	(10,050,019)	(10,050,019)

Balance, June 30, 2021	11,291,829	$11,292	$67,955,202	$(61,410,339)	$6,556,155

Six Months Ended June 30, 2022

	Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2021	12,416,408	$12,416	$74,236,910	$(64,838,389)	$9,410,937
Exercise of restricted stock units and warrants	98,355	98	(98)	–	–
Share-based compensation	–	–	671,829	–	671,829
Reclassification of share-based compensation award to liability	–	–	(135,796)		(135,796)
Net loss	–	–	–	(3,803,644)	(3,803,644)

Balance, June 30, 2022	12,514,763	$12,514	$74,772,845	$(68,642,033)	$6,143,326

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(3,803,644)	$(10,050,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charge associated with debt to equity conversion	–	8,141,424
Depreciation and amortization	447,132	5,040
Share-based compensation	671,829	31,951
Gain on PPP loan extinguishment	–	(268,662)
Change in assets and liabilities:
Accounts receivable	36	128
Prepaids and other non-current assets	(4,312)	(213,800)
Accounts payable and accrued liabilities	56,113	(779,697)
Net cash used in operating activities	(2,632,846)	(3,133,635)

Cash flows from investing activities:
Software capitalization	(1,278,625)	(551,538)
Purchase of property and equipment	(3,808)	(23,835)
Net cash used in investing activities	(1,282,433)	(575,373)

Cash flows from financing activities:
Net settlement of share-based compensation awards	(88,723)	–
Proceeds from issuance of common shares	–	14,822,459
Repayments of related party debt and deferred salary	–	(930,636)
Repayments of line of credit	–	(4,000,000)
Proceeds from issuance of PPP loan	–	267,482
Proceeds from issuance of promissory notes payable	–	15,000
Net cash (used in) provided by financing activities	(88,723)	10,174,305

Net (decrease) increase in cash and restricted cash	(4,004,002)	6,465,297

Cash, beginning of period	6,345,291	117,914

Cash, end of period	$2,341,289	$6,583,211

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,035	$160,628
Cash paid for income taxes	$–	$–

Supplemental disclosures of non-cash activity:
Shares issued for conversion of indebtedness	–	15,193,433
PPP loan extinguishment	$–	$(268,662)

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

Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2022 or December 31, 2021.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At June 30, 2022 and December 31, 2021, the Company had $2,022,091 and $5,910,758, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

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

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are considered impaired and expensed during the period of such determination. Software development costs of $617,411 and $259,463 were capitalized for the three months ended June 30, 2022 and 2021, respectively and $1,278,625 and $551,538 were capitalized for the six months ended June 30, 2022 and 2021, respectively. Amortization of capitalized software development costs were $262,703 and $0 for the three months ended June 30, 2022 and 2021, respectively and $430,739 and $0 for the six months ended June 30, 2022 and 2021, respectively and are included in depreciation and amortization expense.

Revenue Recognition

Revenue will be measured according to Accounting Standards Codification (“ASC”) 606, Revenue – Revenue from Contracts with Customers, and will be recognized based on consideration specified in a contract with a customer and will exclude any sales incentives and amounts collected on behalf of third parties. We will recognize revenue when we satisfy a performance obligation by transferring control over a service or product to a customer. We will report revenues net of any tax assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in our condensed statements of operations. Collected taxes will be recorded within Other current liabilities until remitted to the relevant taxing authority.

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

Note 2 – Property & Equipment and Software Development Costs

Property and equipment and software development costs consisted of the following as of:

	June 30 2022	December 31, 2021
Computers and equipment	$771,127	$767,318
Furniture	7,262	7,262
Software	5,228	5,228
Accumulated depreciation	(723,436)	(707,042)
Total property and equipment, net	$60,181	$72,766

Software development costs	5,977,375	$4,698,752
Accumulated amortization	(1,966,418)	(1,535,680)
Total software development costs, net	$4,010,957	$3,163,071

The Company recognized depreciation expense of $16,393 and $5,040 for the six months ended June 30, 2022 and 2021, respectively related to property and equipment and amortization expense of $430,739 and $0 for the six months ended June 30, 2022 and 2021, respectively related to software development costs.

Note 3 – Balance Sheet Disclosures

Accounts payable and accrued liabilities consist of the following:

	June 30, 2022	December 31, 2021
Accounts payable and accrued expenses	$277,409	$210,929
Credit cards payable	1,900	12,267
Accounts payable and accrued liabilities	$279,309	$223,196

Note 4 – Line of Credit

The Company had a line of credit which was repaid in full on July 8, 2021. Interest accrued at a variable rate based on the bank’s prime rate plus 1% (4.25% at December 31, 2020) but at no time less than 4.0%. Monthly interest payments were required, with any outstanding principal due on July 10, 2021. Interest expense for the six months ended June 30, 2022 and 2021 was $0 and $69,132, respectively.

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

Note 5 – Convertible Notes Payable, Notes Payable to Related Parties and Promissory Notes

Convertible notes payable

The Company had convertible notes outstanding at December 31, 2020 in the amount of $2,295,305, inclusive of accrued interest. These convertible notes accrued interest at 6.0% per year and were scheduled to mature on December 31, 2021. In conjunction with the February 2021 IPO, the Notes automatically converted into 2,066,176 shares of common stock at discounts ranging from 50% to 75% of the IPO price. Interest expense for the six months ended June 30, 2022 and 2021 was $0 and $16,586, respectively.

Accrued fees to a related party

The Company had an agreement with a shareholder to provide collateral for a bank line of credit described in Note 4 – Line of Credit. The amount of the cash collateral provided by the shareholder to the bank was $2,000,000. The collateral agreement required a commitment to pay collateral fees of $710,000 (comprised of annual interest of $660,000 plus the $50,000 renewal fee) to the shareholder and issue 3,454 common stock warrants. In January 2019, in connection with the collateral agreement, the Company converted accrued fees of $725,000 into an unsecured note payable, which bore interest at 33% annually and had a maturity date of December 31, 2021. The fees that accrued on the collateral arrangement were 33% percent of the collateral amount annually plus an annual renewal fee of $50,000. Interest expense for the six months ended June 30, 2022 and 2021 was $0 and $208,727, respectively. This collateral agreement terminated in March 2021.

In conjunction with the February 2021 IPO, the notes payable and accrued interest due to this shareholder were converted to 1,667,859 shares of common stock.

Promissory notes payable

The Company had promissory notes payable outstanding that were scheduled to mature on December 31, 2021 and accrue interest at 6%. The notes and accrued interest would convert into equity, upon a qualified IPO at a per share valuation equal to $40.0 million. In addition, each investor in the Promissory Notes would receive shares and warrants based on a formula that takes into account the number of shares and warrants the investor owned before the investment in these Promissory Notes, as well as a portion of the bonus allocation of 1,038,342 shares made available to the investors. Interest expense for the six months ended June 30, 2022 and 2021 was $0 and $14,454, respectively.

In conjunction with the February 2021 IPO, all of the Promissory Notes collectively converted into 3,080,535 shares of common stock.

The Company recognized a finance charge to interest expense of $8,141,424 related to the conversion of the convertible notes, notes payable to related parties and promissory notes in February 2021.

Note 6 – Notes Payable

Notes payable to related parties and deferred salary

An executive officer of the Company agreed to defer receipt of compensation to preserve liquidity in the Company. The accumulated amount of compensation owed to this executive officer was approximately $631,000. The Company paid this deferred compensation in the first quarter of 2021.

The Company had convertible notes payable to related parties in the amounts of $200,000 and $50,000, without a stated interest rate or stated maturity date. Two other existing investors entered into a convertible note related to services provided to the Company in the amount of $17,197. The Company also issued a convertible note payable to a related party for consulting services incurred by the Company in the amount of $486,198. The Company paid these Notes in the first quarter of 2021.

The Company had a short term loan of $500,000 short term loan from a related party. The balance was repaid in February 2021.

Cares Act Paycheck Protection Program loan

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

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Rent expense	$21,733	13,437	$43,182	31,490

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Note 8 - Share-based Issuances

Stock Options

The following table presents the activity for stock options outstanding:

		Weighted
	Non-Qualified	Average
	Options	Exercise Price
Outstanding - December 31, 2021	1,504,791	$2.96
Granted	293,750	1.79
Forfeited/canceled	–	–
Exercised	–	–
Outstanding – June 30, 2022	1,798,541	$2.77

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price*	Life*	Number	Price*
$2.70	68,518	$2.70	1.33	68,518	$2.70
$2.90	53,128	$2.90	5.54	53,128	$2.90
$4.26	171,263	$4.26	7.13	152,217	$4.26
$2.79	1,211,882	$2.79	9.01	545,939	$2.79
$1.79	293,750	$1.79	9.65	7,500	$1.79
Total – June 30, 2022	1,798,541	$2.77	7.48	827,302	$3.05

________________________

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

During the six months ended June 30, 2022, the Company granted 293,750 stock options to certain executives and key employees. Under the terms of the option agreements, the options are subject to certain vesting requirements. The fair value of each award is determined using the Black-Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, and the risk-free interest rate over the expected life of the option. The expected volatility was determined considering comparable companies historical stock prices as a peer group for the fiscal year the grant occurred and prior fiscal years for a period equal to the expected life of the option. The risk-free interest rate was the rate available from the St. Louis Federal Reserve Bank with a term equal to the expected life of the option. The expected life of the option was estimated based on a mid-point method calculation.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

		Weighted
	Restricted	Average
	Stock Units	Exercise Price
Outstanding - December 31, 2021	424,500	$–
Granted	150,000	–
Forfeited/canceled	–	$–
Vested/issued	(143,625)	–
Outstanding – June 30, 2022	430,875	$–

During the six months ended June 30, 2022, the Company granted 150,000 restricted stock units. Under terms of the restricted stock agreements, the restricted stock units are subject to a four year vesting schedule.

During the six months ended June 30, 2022, certain restricted stock unit holders elected a net-share settlement for vested shares to satisfy income tax requirements. The Company applied modification accounting in accordance with ASC 718, and reclassified these share-based awards from equity classification to liability classification. The Company recognized a share-based compensation liability as of June 30, 2022 of $47,073 related to the fair value of vested shares over the service period.

The Company recognized share-based compensation expense related to stock options and restricted stock units in the amounts of $671,829 and $31,951 for the six months ended June 30, 2022 and 2021, respectively. The remaining unvested share-based compensation expense of $2,444,906 is expected to be recognized over the next 45 months.

Warrants

The following table presents the activity for warrants outstanding:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding - December 31, 2021	4,172,247	$4.80

Granted	–	–
Forfeited/cancelled/restored	–	–
Exercised	(148)	0.87
Outstanding – June 30, 2022	4,172,099	$4.80

In connection with the February 2021 IPO, the Company issued 3,991,818 warrants to purchase shares of common stock and issued to 598,772 warrants to its underwriters to cover over-allotments. The Company also issued 319,346 of representative warrants to its underwriters to purchase shares of common stock and these representative warrants contain a cashless exercise feature.

During the six months ended June 30, 2022 certain holders of our Pre-IPO warrants exercised 148 warrants for 112 shares of common stock at the net exercise price of $0.87 per share.

All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of approximately 3.44 years as of June 30, 2022.

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

As of June 30, 2022 and 2021, 6,325,245 shares and 4,239,600 shares, respectively of potentially dilutive weighted average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

Note 10 – Subsequent Events

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 855, Subsequent Events, management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued on August 12, 2022 and has determined that it does not have any material subsequent events to disclose in these financial statements.

`Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We look to bring to market a premium AM/FM radio listening experience through Faidr. The Faidr App is intended to be downloaded by consumers who will pay a subscription fee to listen to any streaming AM/FM radio station without commercials. Advanced features will allow consumers to skip any content heard on the station, request audio content on-demand, and program an audio routine. We believe Faidr represents a significant differentiated audio streaming product that will be the first to come to market since the emergence of popular streaming music apps such as Pandora, Spotify, Apple Music, Amazon Music, etc. We believe that the most significant point of differentiation is that in addition to music, Faidr is intended to deliver non-music content that includes local sports, news, weather, traffic and the discovery of new music. Radio is the dominant audio platform for local content and new music discovery.

We recently launched the Faidr App to include all major U.S. radio stations on February 15, 2022 and launched marketing campaigns for Faidr to build an audience and demonstrate consumer interest. We are currently providing consumers a free trial of the App and started trialing subscriptions with a subset of consumers in late second quarter. In addition, we are continuing to enhance the listening experience for consumers by: 1) advancing the training of our proprietary AI technology primarily around talk stations and talk segments on music stations; 2) continual improvements to the user interface and consumer interaction within the App; and 3) exploring additional content choices, including podcasting, some of which will become available in the App during the year. We expect to continue to understand consumer interest for subscription during the third quarter.

The Faidr mobile App is available today through the iOS and Android App stores.

We also have developed a podcasting platform called Vodacast. Vodacast provides a unique suite of tools that helps Podcasters create additional digital content for their podcast episodes as well as plan their episodes, build their brand around their Podcast and monetize their content with new monetization channels. One innovative and proprietary part of the Vodacast platform is the availability of tools to create and distribute an interactive digital feed which supplements podcast episode audio with additional digital content. These content feeds allow podcasters to tell deeper stories to their listeners while giving podcasters access to digital revenue for the first time. Podcasters will be able to build these interactive feeds using The Vodacast Hub, a content management system that also serves as a tool to plan and manage podcast episodes. The digital feed activates a new digital ad channel that turns every audio ad into a direct-response digital ad, increasing the effectiveness and value of their established audio ad model. The feed also presents a richer listening experience, as any element of a podcast episode can be supplemented with images, videos, text and web links. This feed appears fully synchronized in the Vodacast mobile App, and it also can be hosted and accessed independently (e.g., through any browser), making the content feed universally distributable.

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

We launched marketing campaigns for Vodacast during the second quarter to continue to grow our user base and encourage listeners to download the Vodacast App and listen to all their favorite shows. Because podcasting is the type of audio content that music app users expect to find in their preferred apps and platforms (e.g. TuneIn, iHeart, Audacy, Spotify), we are currently exploring the migration of podcasting and the full suite of tools and features from Vodacast into our Faidr App to provide an all-inclusive and immersive listening experience. During this time, we have paused direct marketing promotion related to the Vodacast App while we explore podcasting into Faidr.

We have funded our operations with proceeds from the February 2021 IPO and Series A warrants exercise in July 2021. Since inception we have incurred significant operating losses. As of June 30, 2022, we had an accumulated deficit of $68.6 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps.

As a part of our capital strategy, we recently implemented certain cost saving initiatives that reduced our quarterly cash spend. This includes certain cost saving initiatives related to our research and development and sales and marketing costs and includes a reduction of headcount and direct promotion of our Apps while we continue to enhance our listening experience. We expect that our expenses and capital requirements will increase again sometime in the future, particularly if and as we:

•	continue training our proprietary AI technology and make additional product enhancements;
•	gain significant consumer interest in our products and increase marketing promotion to drive users to our Apps and convert users to subscribers;
•	identify and license new content that will add value to our products and drive consumer interest;
•	continue market studies of our products; and
•	add operational and general administrative personnel which will support our product development programs, commercialization efforts and our transition to operating as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from subscriptions, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates in addition to the cost saving initiatives we have already made effective.

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

As of June 30, 2022, we had cash of approximately $2.3 million, which we believe should fund our operating expenses and capital expenditure requirements through at least December 31, 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our Apps or other research and development initiatives.

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

Sales and marketing

Our sales and marketing expenses consist primarily of salaries, direct to consumer promotional spend and consulting services, all of which are related to the sales and promotion performed during the period. We expect our sales and marketing expenses to fluctuate period by period as we continue to promote the national commercial launch of our Faidr product and look to generate revenue for our products through customer acquisition, retention and subscription conversion.

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

We recently implemented certain cost saving initiatives which includes the reduction of a part of our research and development staff. We still expect to continue to incur substantial research and development expenses and capitalization in the future, even after the reduction of headcount as we continue to develop and enhance our Faidr and Vodacast Apps.

General and administrative

Our general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation, and professional fees related to auditing, tax, general legal services, and consulting services. We expect our general and administrative expenses to increase in the future as we expand our operating activities and prepare for commercialization of our products and support our operations as a public company, including increased expenses related to legal, accounting, insurance, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, directors and officers liability insurance premiums and investor relations activities.

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

Results of operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations:

	Three Months Ended June 30,
	2022	2021	Increase/(Decrease)
Revenue	$–	$–	$–

Operating expenses:
Direct costs of service	43,532	76,058	(32,526)
Sales and marketing	740,019	139,611	600,408
Research and development	151,251	78,285	72,966
General and administrative	842,555	706,627	135,928
Depreciation and amortization	271,005	2,857	268,148

Total operating expense	2,048,362	1,003,438	1,044,924

Loss from operations	(2,048,362)	(1,003,438)	(1,044,924)
Other income (expense), net:	(2,023)	249,917	(251,940)

Net loss	$(2,050,385)	$(753,521)	$(1,296,864)

Revenue

Total revenues were $0 for the three months ended June 30, 2022 and June 30, 2021. We are continuing to develop the new Faidr and Vodacast products to establish new revenue streams and expect to start generating our first revenue during the third quarter of 2022.

Direct cost of services

Direct Cost of Services decreased $32,526 or 42.8%, from $76,058 for the three months ended June 30, 2021 compared to $43,532 for the three months ended June 30, 2022. We continue to incur direct cost of services expense related to hosting and other music services related to our Faidr App and expect these costs to increase in the future.

Sales and marketing

Sales and marketing expenses increased by $600,408 or 430.1%, from $139,611 for the three months ended June 30, 2021 to $740,019 for the three months ended June 30, 2022 due to our increase in promotional activity related to the national launch of our Faidr App, and continued promotion for our Vodacast App. The increase in marketing promotion was primarily understanding consumer interest and demand for our Faidr App. As a part of that increased marketing spend, we were able to identify key metrics and user data which exceeded our initial targets for consumer downloads and monthly active users (MAUs).

Research and development

Research and development expenses increased by $72,966 or 93.2%, from $78,285 for the three months ended June 30, 2021 to $151,251 for the three months ended June 30, 2022 primarily related to additional staffing on our development team as we continued to advance the Faidr and Vodacast Apps. Our research and development staffing and related development costs were $766,779 and capitalized software expenses of $617,411 for the three months ended June 30, 2022 as compared to staffing and related development costs of $354,188 and capitalized software expenses of $259,463 for the three months ended June 30, 2021. The majority of development time was spent on our Faidr and Vodacast Apps. We started amortizing capitalized development costs associated with Faidr during Q1 2022 and continue to amortize development expense related to Vodacast.

General and administrative

General and administrative expenses increased by $135,928 or 19.2%, from $706,627 for the three months ended June 30, 2021 compared to $842,555 for the three months ended June 30, 2022. The increase resulted primarily from increased stock compensation expense related to employee stock options granted in Q3 2021 and Q1 2022 partially offset by lower professional fees related to our IPO and recruiting fees incurred during 2021. Stock compensation expense was $285,920 and $15,820 for the three months ended June 30, 2022 and 2021, respectively.

Depreciation and amortization

Depreciation and amortization expenses increased by $268,148, from $2,857 for the three months ended June 30, 2021 compared to $271,005 for the three months ended June 30, 2022. The increase is related to amortization of our Faidr and Vodacast Apps, which started amortization during Q1 2022 and Q4 2021, respectively.

Other income (expense), net

Total other income (expense) decreased by $251,940, from $249,917 for the three months ended June 30, 2021 to ($2,023) for the three months ended June 30, 2022. The decrease was mostly related to a net gain from the extinguishment of our first PPP loan during 2021.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations:

	Six Months Ended June 30,
	2022	2021	Increase/(Decrease)
Revenue	$–	$–	$–

Operating expenses:
Direct costs of service	96,093	133,406	(37,313)
Sales and marketing	1,097,086	263,115	833,971
Research and development	300,015	125,282	174,733
General and administrative	1,860,283	1,344,335	515,948
Depreciation and amortization	447,132	5,040	442,092

Total operating expense	3,800,609	1,871,178	1,929,431

Loss from operations	(3,800,609)	(1,871,178)	(1,929,431)
Other income (expense), net:	(3,035)	(8,178,841)	8,175,806

Net loss	$(3,803,644)	$(10,050,019)	$6,246,375

Revenue

Total revenues were $0 for the three months ended June 30, 2022 and June 30, 2021. We are continuing to develop the new Faidr and Vodacast products to establish new revenue streams and expect to start generating our first revenue during the third quarter of 2022.

Direct cost of services

Direct Cost of Services decreased $37,313 or 28.0%, from $133,406 for the six months ended June 30, 2021 compared to $96,093 for the six months ended June 30, 2022. We continue to incur direct cost of services expense related to hosting and other music services related to our Faidr App and expect these costs to increase in the future.

Sales and marketing

Sales and marketing expenses increased by $833,971 or 317.0%, from $263,115 for the six months ended June 30, 2021 to $1,097,086 for the six months ended June 30, 2022 due to our increase in promotional activity related to the national launch of our Faidr App, and continued promotion for our Vodacast App. The increase in marketing promotion was primarily understanding consumer interest and demand for our Faidr App. As a part of that increased marketing spend, we were able to identify key metrics and user data which exceeded our initial targets for consumer downloads and monthly active users (MAUs).

Research and development

Research and development expenses increased by $174,733 or 139.5%, from $125,282 for the six months ended June 30, 2021 to $300,015 for the six months ended June 30, 2022 primarily related to additional staffing on our development team as we continue to advance the Faidr and Vodacast Apps. Our research and development staffing and related development costs were $1,578,637 and capitalized software expenses of $1,278,625 for the six months ended June 30, 2022 as compared to staffing and related development costs of $692,976 and capitalized software expenses of $551,538 for the six months ended June 30, 2021. The majority of development time was spent on our Faidr and Vodacast Apps. We started amortizing capitalized development costs associated with Faidr during Q1 2022 and continue to amortize development expense related to Vodacast.

General and administrative

General and administrative expenses increased by $515,948 or 38.4%, from $1,344,335 for the six months ended June 30, 2021 compared to $1,860,283 for the six months ended June 30, 2022. The increase resulted primarily from increased stock compensation expense related to employee stock options granted in Q3 2021 and Q1 2022 partially offset by lower professional fees related to our IPO and recruiting fees incurred during 2021. Stock compensation expense was $671,829 and $31,951 for the six months ended June 30, 2022 and 2021, respectively.

Depreciation and amortization

Depreciation and amortization expenses increased by $442,092, from $5,040 for the six months ended June 30, 2021 compared to $447,132 for the six months ended June 30, 2022. The increase is related to amortization of our Faidr and Vodacast Apps, which started amortization during Q1 2022 and Q4 2021, respectively.

Other income (expense), net

Total other expense decreased by $8,175,806, from $8,178,841 for the six months ended June 30, 2021 to $3,035 for the six months ended June 30, 2022. The decrease was mostly related to a finance charge of $8,141,424 to interest expense related to the conversion of outstanding debt into 6.8 million shares of common stock related to the February 2021 IPO. In addition, we paid off and terminated our line of credit during 2021 and no longer are incurring interest related to the line of credit.

Liquidity and capital resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our Faidr and Vodacast Apps. As of June 30, 2022 and December 31, 2021 we had cash of $2,341,289 and $6,345,291, respectively. We reduced our future quarterly cash spend through a series of cost saving initiatives during the third quarter of 2022 and deferral of promotional activity on the Faidr and Vodacast Apps. We anticipate that operating losses and net cash used in operating activities will continue over the next 12 months as we continue to develop and market our products and work through consumer conversion to subscriptions throughout 2022 and expect the start of subscription conversion during 2023.

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

The following table summarizes the statements of cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	% Change
Net cash provided by (used in):
Operating activities	$(2,632,846)	$(3,133,635)	(16.0%	)
Investing activities	(1,282,433)	(575,373)	122.9%
Financing activities	(88,723)	10,174,305	(100.9%	)
Change in cash and restricted cash	$(4,004,002)	$6,465,297	(161.9%	)

Operating activities

Cash used in operating activities for the six months ended June 30, 2022 was $2,632,846, primarily resulting from our net loss of $3,803,644, partially offset by non-cash charges of $1,118,961 primarily related to stock compensation expense and depreciation and amortization.

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

Investing activities

Cash flows used in investing activities for the six months ended June 30, 2022 and 2021, consisted primarily of capitalization of software development expenses of $1,278,625 and $551,538, respectively.

Financing activities

Cash flows used in financing activities for the six months ended June 30, 2022 was $88,723 all from cash used in relation to the net settlement of share-based compensation.

Cash flows provided by financing activities for the six months ended June 30, 2021 was $10,174,305 primarily related to the issuance of common shares for $14,822,459 related to our February 2021 IPO and proceeds from the second PPP loan in the amount of $267,482, partially offset by a $4,000,000 repayment on our line of credit, and repayment of deferred salary and related party notes payable of $930,636.

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2022, we had cash of $2.3 million. Our cash is comprised primarily of demand deposit accounts and money market funds. We believe our current cash on hand should be sufficient to fund our operations through at least December 31, 2022. We are currently in the process of raising additional short-term funding that, if completed, would extend our current cash availability through the second quarter 2023. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and therefore would need to raise longer term funding sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our technology development and commercialization efforts.

As a part of our funding strategy, we recently implemented cost saving initiatives to ensure our cash on hand will allow us enough time to finalize certain product enhancements and optimize consumer adoption and subscription. We expect these cost saving measures to reduce our quarterly cash burn rate by $500,000 to $700,000 as compared to the second quarter 2022. With the combination of cost saving initiatives and the additional short-term funding we are pursuing, we believe our cash availability will be able to extend through the second quarter 2023.

We expect to continue to incur costs associated with operating as a public company, including legal, accounting, investor relations and other expenses. Our future funding requirements and timing will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs related to our Faidr App and obtaining market adoption and subscription conversion;
•	the costs, timing and ability to continue to develop our technology;
•	effectively addressing any competing technological and market developments;
•	avoiding and defending against intellectual property infringement, misappropriation and other claims

Contractual Obligations

The following table summarizes our contractual obligations not on our Balance Sheet as of June 30, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease commitments:
Office lease (1)	$37,170	37,170	-0-	-0-	-0-
Insurance premiums (2)	165,303	165,303	-0-	-0-	-0-
Total operating lease commitments	$202,473	202,473	-0-	-0-	-0-

(1)	Represents minimum payments due for the lease of office space without consideration of additional renewal options
(2)	Represents premium payments due related to D&O insurance policy from February 2022 – February 2023

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

A summary of our critical accounting policies is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting policies during the six months ended June 30, 2022.

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

Internal Control Over Financial Reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2018 and remained unremediated as of June 30, 2022. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

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

Remediation Activities

Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken during the quarter ended June 30, 2022:

•	continue to strengthen our internal policies, processes and reviews, including drafting of related documentation thereof;
•	engage outside consultants to ensure that appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review
•	developing internal control documentation and risk assessments along with engage outside consultants to assist in the design, implementation and documentation of internal controls to address the relevant risks
•	hired additional accounting resources with appropriate levels of experience, including our current Chief Financial Officer

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

Changes in Internal Control Over Financial Reporting

Other than the applicable remediation efforts described in “Remediation Activities” above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any of our equity securities during the six months ended June 30, 2022.

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

Date:  August 12, 2022

