Form 10-Q
period 2022-09-30
AUDDIA INC.
filed 2022-11-14
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 12,514,763 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Auddia Inc.

Condensed Balance Sheets (Unaudited)

	As of
	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$957,130	$6,345,291
Accounts receivable, net	35	87
Prepaids and other current assets	53,983	–
Total current assets	1,011,148	6,345,378

Non-current assets:
Property and equipment, net	48,045	72,766
Software development costs, net	4,143,147	3,163,071
Prepaids and other non-current assets	–	52,918
Total non-current assets	4,191,192	3,288,755

Total assets	$5,202,340	$9,634,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$315,599	$223,196
Share-based compensation liability	119,388	–
Total current liabilities	434,987	223,196

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock - $0.001 par value, 100,000,000 authorized and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	–	–
Common stock - $0.001 par value, 100,000,000 authorized and 12,514,763 and 12,416,408 shares issued and outstanding at September 30, 2022 and December 31, 2021	12,514	12,416
Additional paid-in capital	74,727,187	74,236,910
Accumulated deficit	(69,972,348)	(64,838,389)
Total stockholders’ equity	4,767,353	9,410,937

Total liabilities and stockholders’ equity	$5,202,340	$9,634,133

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$–	$–	$–	$–

Operating expenses:
Direct cost of services	32,712	36,501	128,806	152,532
Sales and marketing	298,924	209,207	1,396,010	472,322
Research and development	181,596	119,321	481,611	261,977
General and administrative	540,220	1,608,344	2,400,503	2,952,679
Depreciation and amortization	274,839	78,755	721,971	83,795
Total operating expenses	1,328,291	2,052,128	5,128,901	3,923,305

Loss from operations	(1,328,291)	(2,052,128)	(5,128,901)	(3,923,305)

Other income (expense):
Finance charge – convertible debt	–	–	–	(8,141,424)
PPP loan extinguishment	–	–	–	268,662
Interest expense	(2,023)	2,720	(5,058)	(306,555)
Interest income	–	5	–	3,201
Total other income (expense)	(2,023)	2,725	(5,058)	(8,176,116)

Net loss before income taxes	(1,330,314)	(2,049,403)	(5,133,959)	(12,099,421)
Income taxes	–	–	–	–

Net loss	$(1,330,314)	$(2,049,403)	$(5,133,959)	$(12,099,421)

Net loss per share attributable to common stockholders Basic and diluted	$(0.11)	$(0.17)	$(0.41)	$(1.25)

Weighted average common shares outstanding Basic and diluted	12,514,763	12,376,987	12,498,206	9,717,915

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2020	485,441	$486	$38,256,854	$(51,360,320)	$(13,103,250)
Issuance of common shares	4,021,818	4,022	14,603,768	–	14,607,790
Exercise of warrants	1,092,809	1,093	4,952,459		4,953,552
Conversion of debt obligations	6,814,570	6,814	15,186,619		15,193,433
Share-based compensation	–	–	767,543	–	767,543
Net loss	–	–	–	(12,099,421)	(12,099,421)

Balance, September 30, 2021	12,414,638	$12,415	$73,766,973	$(63,459,741)	$10,319,647

Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2021	12,416,408	$12,416	$74,236,910	$(64,838,389)	$9,410,937
Exercise of restricted stock units and warrants	98,355	98	(98)	–	–
Share-based compensation	–	–	698,486	–	698,486
Reclassification of share-based compensation award to liability	–	–	(208,111)		(208,111)
Net loss	–	–	–	(5,133,959)	(5,133,959)

Balance, September 30, 2022	12,514,763	$12,514	$74,727,187	$(69,972,348)	$4,767,353

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(5,133,959)	$(12,099,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charge associated with debt to equity conversion	–	8,141,424
Depreciation and amortization	721,971	83,794
Share-based compensation	698,486	767,543
Gain on PPP loan extinguishment	–	(268,662)
Change in assets and liabilities:
Accounts receivable	52	128
Prepaids and other non-current assets	(1,065)	(123,924)
Accounts payable and accrued liabilities	92,403	(820,996)
Net cash used in operating activities	(3,622,112)	(4,320,114)

Cash flows from investing activities:
Software capitalization	(1,673,517)	(904,957)
Purchase of property and equipment	(3,809)	(62,468)
Net cash used in investing activities	(1,677,326)	(967,425)

Cash flows from financing activities:
Net settlement of share-based compensation awards	(88,723)	–
Proceeds from issuance of common shares	–	19,899,762
Repayments of related party debt and deferred salary	–	(930,636)
Repayments of line of credit	–	(6,000,000)
Proceeds from issuance of PPP loan	–	267,482
Proceeds from issuance of promissory notes payable	–	15,000
Net cash (used in) provided by financing activities	(88,723)	13,251,608

Net (decrease) increase in cash	(5,388,161)	7,964,069

Cash, beginning of period	6,345,291	117,914

Cash, end of period	$957,130	$8,081,983

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,058	$66,412
Cash paid for income taxes	$–	$–

Supplemental disclosures of non-cash activity:
Shares issued for conversion of indebtedness	–	15,193,433
PPP loan extinguishment	$–	$(268,662)

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

Cash and Future Funding Requirements

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2022 or December 31, 2021.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At September 30, 2022 and December 31, 2021, the Company had $628,330 and $5,910,758, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

The Company historically has incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2022, the Company had cash of approximately $1.0 million. As described in more detail in Note 10, on November 14, 2022, the Company entered into a secured debt financing agreement for $2.0 million and an equity line facility for additional proceeds.

The Company believes that its cash on hand as of September 30, 2022 combined with the $2.0 million of cash received from the November 14, 2022 secured debt financing plus funds available from the equity line facility will be sufficient to fund current operations for the next twelve months. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development and commercialization efforts beyond twelve months. Management intends to secure such additional funding.

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

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are considered impaired and expensed during the period of such determination. Software development costs of $394,893 and $353,418 were capitalized for the three months ended September 30, 2022 and 2021, respectively and $1,673,517 and $904,956 were capitalized for the nine months ended September 30, 2022 and 2021, respectively. Amortization of capitalized software development costs were $262,703 and $73,369 for the three months ended September 30, 2022 and 2021, respectively and $693,441 and $73,369 for the nine months ended September 30, 2022 and 2021, respectively and are included in depreciation and amortization expense.

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

Note 2 – Property & Equipment and Software Development Costs

Property and equipment and software development costs consisted of the following as of:

	September 30 2022	December 31, 2021
Computers and equipment	$771,127	$767,318
Furniture	7,262	7,262
Software	5,228	5,228
Accumulated depreciation	(735,572)	(707,042)
Total property and equipment, net	$48,045	$72,766

Software development costs	6,372,368	$4,698,752
Accumulated amortization	(2,229,122)	(1,535,680)
Total software development costs, net	$4,143,147	$3,163,071

The Company recognized depreciation expense of $28,529 and $10,426 for the nine months ended September 30, 2022 and 2021, respectively related to property and equipment and amortization expense of $693,441 and $73,369 for the nine months ended September 30, 2022 and 2021, respectively related to software development costs.

Note 3 – Balance Sheet Disclosures

Accounts payable and accrued liabilities consist of the following:

	September 30, 2022	December 31, 2021
Accounts payable and accrued expenses	$303,420	$210,929
Credit cards payable	12,179	12,267
Accounts payable and accrued liabilities	$315,599	$223,196

Note 4 – Line of Credit

The Company had a line of credit which was repaid in full on July 8, 2021. Interest accrued at a variable rate based on the bank’s prime rate plus 1% (4.25% at December 31, 2020) but at no time less than 4.0%. Monthly interest payments were required, with any outstanding principal due on July 10, 2021. Interest expense for the nine months ended September 30, 2022 and 2021 was $0 and $66,412, respectively.

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

Note 5 – Convertible Notes Payable, Notes Payable to Related Parties and Promissory Notes

Convertible notes payable

The Company had convertible notes outstanding at December 31, 2020 in the amount of $2,295,305, inclusive of accrued interest. These convertible notes accrued interest at 6.0% per year and were scheduled to mature on December 31, 2021. In conjunction with the February 2021 IPO, the Notes automatically converted into 2,066,176 shares of common stock at discounts ranging from 50% to 75% of the IPO price. Interest expense for the nine months ended September 30, 2022 and 2021 was $0 and $16,586, respectively.

Accrued fees to a related party

The Company had an agreement with a shareholder to provide collateral for a bank line of credit described in Note 4 – Line of Credit. The amount of the cash collateral provided by the shareholder to the bank was $2,000,000. The collateral agreement required a commitment to pay collateral fees of $710,000 (comprised of annual interest of $660,000 plus the $50,000 renewal fee) to the shareholder and issue 3,454 common stock warrants. In January 2019, in connection with the collateral agreement, the Company converted accrued fees of $725,000 into an unsecured note payable, which bore interest at 33% annually and had a maturity date of December 31, 2021. The fees that accrued on the collateral arrangement were 33% percent of the collateral amount annually plus an annual renewal fee of $50,000. Interest expense for the nine months ended September 30, 2022 and 2021 was $0 and $208,727, respectively. This collateral agreement terminated in March 2021.

In conjunction with the February 2021 IPO, the notes payable and accrued interest due to this shareholder were converted to 1,667,859 shares of common stock.

Promissory notes payable

The Company had promissory notes payable outstanding that were scheduled to mature on December 31, 2021 and accrue interest at 6%. The notes and accrued interest would convert into equity, upon a qualified IPO at a per share valuation equal to $40.0 million. In addition, each investor in the Promissory Notes would receive shares and warrants based on a formula that takes into account the number of shares and warrants the investor owned before the investment in these Promissory Notes, as well as a portion of the bonus allocation of 1,038,342 shares made available to the investors. Interest expense for the nine months ended September 30, 2022 and 2021 was $0 and $14,454, respectively.

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

Note 7 – Commitments and Contingencies

Operating Lease

In April 2021, the Company entered into a lease agreement for a new primary office space in Boulder, Colorado comprising of 8,639 square feet. The lease commenced on May 15, 2021 and terminates after 12 months. The lease has an initial base rent of $7,150 per month, with the first 15 days rent free and includes three separate six month renewal options, subject to fixed rate escalation increases. The Company exercised its first six month renewal option to extend the lease through November 2022. The Company previously leased approximately 3,000 square feet of office space that expired on April 30, 2021. Rent expense was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Rent expense	$39,935	22,397	$83,117	53,887

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Note 8 - Share-based Issuances

Stock Options

The following table presents the activity for stock options outstanding:

		Weighted
	Non-Qualified	Average
	Options	Exercise Price
Outstanding - December 31, 2021	1,504,791	$2.96
Granted	683,136	1.46
Forfeited/canceled	(517,254)	2.64
Exercised	–	–
Outstanding – September 30, 2022	1,670,673	$2.44

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price*	Life*	Number	Price*
$2.70	68,518	$2.70	1.07	68,518	$2.70
$2.90	53,128	$2.90	5.29	53,128	$2.90
$4.26	171,197	$4.26	6.88	157,185	$4.26
$2.79	772,194	$2.79	8.87	380,299	$2.79
$1.79	216,250	$1.79	9.39	22,500	$1.79
$1.21	389,386	$1.21	9.95	194,692	$1.21
Total – September 30, 2022	1,670,673	$2.44	8.55	876,322	$2.68

________________________

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

During the nine months ended September 30, 2022, the Company granted 683,136 stock options to certain executives and key employees. Under the terms of the option agreements, the options are subject to certain vesting requirements. The fair value of each award is determined using the Black-Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, and the risk-free interest rate over the expected life of the option. The expected volatility was determined considering comparable companies historical stock prices as a peer group for the fiscal year the grant occurred and prior fiscal years for a period equal to the expected life of the option. The risk-free interest rate was the rate available from the St. Louis Federal Reserve Bank with a term equal to the expected life of the option. The expected life of the option was estimated based on a mid-point method calculation.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

		Weighted
	Restricted	Average
	Stock Units	Exercise Price
Outstanding - December 31, 2021	424,500	$–
Granted	150,000	–
Forfeited/canceled	–	$–
Vested/issued	(143,625)	–
Outstanding – September 30, 2022	430,875	$–

During the nine months ended September 30, 2022, the Company granted 150,000 restricted stock units. Under terms of the restricted stock agreements, the restricted stock units are subject to a four year vesting schedule.

During the nine months ended September 30, 2022, certain restricted stock unit holders elected a net-share settlement for vested shares to satisfy income tax requirements. The Company applied modification accounting in accordance with ASC 718, and reclassified these share-based awards from equity classification to liability classification. The Company recognized a share-based compensation liability as of September 30, 2022 of $119,388 related to the fair value of vested shares over the service period.

The Company recognized share-based compensation expense related to stock options and restricted stock units in the amounts of $698,486 and $767,543 for the nine months ended September 30, 2022 and 2021, respectively. The remaining unvested share-based compensation expense of $2,444,906 is expected to be recognized over the next 45 months.

Warrants

The following table presents the activity for warrants outstanding:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding - December 31, 2021	4,172,247	$4.80

Granted	–	–
Forfeited/cancelled/restored	–	–
Exercised	(148)	0.87
Outstanding – September 30, 2022	4,172,099	$4.80

In connection with the February 2021 IPO, the Company issued 4,590,590 Series A warrants to purchase shares of common stock. The Company also issued 319,346 of representative warrants to its underwriters to purchase shares of common stock and these representative warrants contain a cashless exercise feature.

During the nine months ended September 30, 2022 certain holders of our Pre-IPO warrants exercised 148 warrants for 112 shares of common stock at the net exercise price of $0.87 per share.

All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of approximately 3.19 years as of September 30, 2022.

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

As of September 30, 2022 and 2021, 6,271,219 shares and 4,632,776 shares, respectively of potentially dilutive weighted average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

Note 10 – Subsequent Events

On November 14, 2022, the Company entered into a secured debt financing agreement (the “Convertible Note”) with one accredited investor who is a current existing stockholder of the Company. The Convertible Note has a face value of $2.2 million with a 10% discount, in which the Company will receive $2 million in net proceeds. The Convertible Note has a maturity date of May 31, 2023 and can be extended at the Company’s option to November 30, 2023. The Convertible Note bears interest at 10%. The Convertible Note includes 300,000 warrants at a strike price of 150% of the most recent closing price.  In addition, on November 14, 2022, the Company entered into an equity line stock purchase agreement with one accredited investor. The equity line facility is for up to $10 million of potential sales subject to certain limitations, would occur, at the Company's option, from time to time over the period ending December 31, 2023. The equity line will be structured as a registered take down off of the Company's existing universal shelf S-3 registration statement which was declared effective on April 18, 2022.

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

We launched the Faidr App to include all major U.S. radio stations on February 15, 2022 and launched marketing campaigns for Faidr to build an audience and demonstrate consumer interest. We are currently providing consumers a free trial of the App and started trialing subscriptions with a subset of consumers in late second quarter. We have been continuing to enhance the listening experience for consumers by: 1) advancing the training of our proprietary AI technology primarily around talk stations and talk segments on music stations; 2) continual improvements to the user interface and consumer interaction within the App; and 3) exploring additional content choices, including podcasting, some of which will become available in the App during the year. We are running additional subscription trials during the first part of the fourth quarter and expect to provide initial consumer subscription metrics during the fourth quarter.

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

We have funded our operations with proceeds from the February 2021 IPO and Series A warrants exercise in July 2021. Since inception we have incurred significant operating losses. As of September 30, 2022, we had an accumulated deficit of approximately $70.0 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps.

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

On November 14, 2022, the Company entered into a secured debt financing agreement with one accredited investor who is an existing stockholder of the Company.  The Company will receive $2 million in net proceeds from this financing.  In addition, on November 14, 2022, the Company entered into an equity line stock purchase agreement with one accredited investor.  The equity line facility is for up to $10 million of potential sales subject to certain limitations, would occur, at the Company's option, from time to time over the period ending December 31, 2023.  The equity line will be structured as a registered take down off the Company's existing universal shelf S-3 registration statement which was declared effective on April 18, 2022. We may still need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from subscriptions, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates in addition to the cost saving initiatives we have already made effective.

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

As of September 30, 2022, we had cash of approximately $1.0 million, which we believe should fund our operating expenses and capital expenditure requirements through at least December 31, 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our Apps or other research and development initiatives.

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

Results of operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations:

	Three Months Ended September 30,
	2022	2021	Increase/(Decrease)
Revenue	$–	$–	$–

Operating expenses:
Direct costs of service	32,712	36,501	(3,789)
Sales and marketing	298,924	209,207	89,717
Research and development	181,596	119,321	62,275
General and administrative	540,220	1,608,344	(1,068,124)
Depreciation and amortization	274,839	78,755	196,084

Total operating expense	1,328,291	2,052,128	(723,837)

Loss from operations	(1,328,291)	(2,052,128)	723,837
Other income (expense), net:	(2,023)	2,725	(4,748)

Net loss	$(1,330,314)	$(2,049,403)	$719,089

Revenue

Total revenues were $0 for the three months ended September 30, 2022 and September 30, 2021. We are continuing to develop the new Faidr and Vodacast products to establish new revenue streams and are currently running our first subscription trials and expect to start generating our first revenue during the fourth quarter of 2022.

Direct cost of services

Direct cost of services decreased $3,789 or 10.4%, from $36,501 for the three months ended September 30, 2021 compared to $32,712 for the three months ended September 30, 2022. We continue to incur direct cost of services expense related to hosting and other music services related to our Faidr App and expect these costs to increase in the future.

Sales and marketing

Sales and marketing expenses increased by $89,717 or 42.9%, from $209,207 for the three months ended September 30, 2021 to $298,924 for the three months ended September 30, 2022 due to our increase in promotional activity related to the national launch of our Faidr App. The increase in marketing promotion was initially focused on understanding consumer interest and demand for our Faidr App and is shifting focus around user behavior and retention on our App.

Research and development

Research and development expenses increased by $62,275 or 52.2%, from $119,321 for the three months ended September 30, 2021 to $181,596 for the three months ended September 30, 2022 primarily related to additional staffing on our development team as we continued to advance the Faidr and Vodacast Apps. Our research and development staffing and related development costs were $576,491 and capitalized software expenses of $394,893 for the three months ended September 30, 2022 as compared to staffing and related development costs of $462,987 and capitalized software expenses of $353,418 for the three months ended September 30, 2021. The majority of development time was spent on our Faidr and Vodacast Apps. We started amortizing capitalized development costs associated with Faidr during Q1 2022 and continue to amortize development expense related to Vodacast.

General and administrative

General and administrative expenses decreased by $1,068,124 or 66.4%, from $1,608,344 for the three months ended September 30, 2021 compared to $540,220 for the three months ended September 30, 2022. The decrease resulted primarily from decreased stock compensation expense related to employee stock options and lower professional and recruiting fees that were incurred during 2021.

Depreciation and amortization

Depreciation and amortization expenses increased by $196,084 or 249%, from $78,755 for the three months ended September 30, 2021 compared to $274,839 for the three months ended September 30, 2022. The increase is related to amortization of our Faidr and Vodacast Apps, which started amortization during Q1 2022 and Q4 2021, respectively.

Other income (expense), net

Total other income (expense) decreased by $4,748 or 174.2%, from $2,725 for the three months ended September 30, 2021 to ($2,023) for the three months ended September 30, 2022. The decrease was entirely related to interest expense.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations:

	Nine Months Ended September 30,
	2022	2021	Increase/(Decrease)
Revenue	$–	$–	$–

Operating expenses:
Direct costs of service	128,806	152,532	(23,726)
Sales and marketing	1,396,010	472,322	923,688
Research and development	481,611	261,977	219,634
General and administrative	2,400,503	2,952,679	(552,176)
Depreciation and amortization	721,971	83,795	638,176

Total operating expense	5,128,901	3,923,305	1,205,596

Loss from operations	(5,128,901)	(3,923,305)	(1,205,596)
Other income (expense), net:	(5,058)	(8,176,116)	8,171,058

Net loss	$(5,133,959)	$(12,099,421)	$6,965,462

Revenue

Total revenues were $0 for the three months ended September 30, 2022 and September 30, 2021. We are continuing to develop the new Faidr and Vodacast products to establish new revenue streams and are currently running our first subscription trials and expect to start generating our first revenue during the fourth quarter of 2022.

Direct cost of services

Direct cost of services decreased by $23,726 or 15.6%, from $152,532 for the nine months ended September 30, 2021 compared to $128,806 for the nine months ended September 30, 2022. We continue to incur direct cost of services expense related to hosting and other music services related to our Faidr App and expect these costs to increase in the future.

Sales and marketing

Sales and marketing expenses increased by $923,688 or 195.6%, from $472,322 for the nine months ended September 30, 2021 to $1,396,010 for the nine months ended September 30, 2022 due to our increase in promotional activity related to the national launch of our Faidr App, and continued promotion for our Vodacast App. The increase in marketing promotion was initially focused on understanding consumer interest and demand for our Faidr App and has continued with shifting focus around user behavior and retention on our App.

Research and development

Research and development expenses increased by 219,634 or 83.8%, from $261,977 for the nine months ended September 30, 2021 to $481,611 for the nine months ended September 30, 2022 primarily related to additional staffing on our development team as we continue to advance the Faidr and Vodacast Apps. Our research and development staffing and related development costs were $2,155,128 and capitalized software expenses of $1,673,517 for the nine months ended September 30, 2022 as compared to staffing and related development costs of $1,161,880 and capitalized software expenses of $904,956 for the nine months ended September 30, 2021. The majority of development time was spent on our Faidr and Vodacast Apps. We started amortizing capitalized development costs associated with Faidr during Q1 2022 and continue to amortize development expense related to Vodacast.

General and administrative

General and administrative expenses decreased by $552,176 or 18.7%, from $2,952,679 for the nine months ended September 30, 2021 compared to $2,400,503 for the nine months ended September 30, 2022. The decrease resulted primarily from decreased stock compensation expense related to employee stock options and lower professional and recruiting fees that were incurred during 2021.

Depreciation and amortization

Depreciation and amortization expenses increased by $638,176 or 761.6%, from $83,795 for the nine months ended September 30, 2021 compared to $721,971 for the nine months ended September 30, 2022. The increase is related to amortization of our Faidr and Vodacast Apps, which started amortization during Q1 2022 and Q4 2021, respectively.

Other income (expense), net

Total other expense decreased by $8,171,058 or 99.9%, from $8,176,116 for the nine months ended September 30, 2021 to $5,058 for the nine months ended September 30, 2022. The decrease was mostly related to a finance charge of $8,141,424 to interest expense related to the conversion of outstanding debt into 6.8 million shares of common stock related to the February 2021 IPO. In addition, we paid off and terminated our line of credit during 2021 and no longer are incurring interest related to the line of credit.

Liquidity and capital resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our Faidr and Vodacast Apps. As of September 30, 2022 and December 31, 2021 we had cash of $957,130 and $6,345,291, respectively. We reduced our future quarterly cash spend through a series of cost saving initiatives during the third quarter of 2022 and deferral of promotional activity on the Faidr and Vodacast Apps. We anticipate that operating losses and net cash used in operating activities will continue over the next 12 months as we continue to develop and market our products and work through consumer conversion to subscriptions throughout 2022 and expect the start of subscription conversion during 2023.

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

As described in more detail in Note 10, on November 14, 2022, the Company entered into a secured debt financing agreement for $2.0 million and an equity line facility for additional potential proceeds.

The Company believes that its cash on hand as of September 30, 2022 combined with the $2.0 million of cash received from the November 14, 2022 secured debt financing plus funds available from the equity line facility will be sufficient to fund current operating for the next twelve months. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our technology development and commercialization efforts beyond twelve months. Management intends to secure such additional funding.

Cash Flow Analysis

Our cash flows from operating activities have historically been significantly impacted by our investment in sales and marketing to drive growth, and research and development expenses. Our ability to meet future liquidity needs will be driven by our operating performance and the extent of continued investment in our operations. Failure to generate sufficient revenues and related cash flows could have a material adverse effect on our ability to meet our liquidity needs and achieve our business objectives.

The following table summarizes the statements of cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	% Change
Net cash provided by (used in):
Operating activities	$(3,622,112)	$(4,320,114)	(16.2%	)
Investing activities	(1,677,326)	(967,425)	73.4%
Financing activities	(88,723)	13,251,608	(100.7%	)
Change in cash	$(5,388,161)	$7,964,069	(167.7%	)

Operating activities

Cash used in operating activities for the nine months ended September 30, 2022 was $3,622,112, primarily resulting from our net loss of $5,133,959, partially offset by non-cash charges of $1,420,457 primarily related to stock compensation expense and depreciation and amortization.

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

Investing activities

Cash flows used in investing activities for the nine months ended September 30, 2022 and 2021, consisted primarily of capitalization of software development expenses of $1,673,517 and $904,957, respectively.

Financing activities

Cash flows used in financing activities for the nine months ended September 30, 2022 was $88,723 all from cash used in relation to the net settlement of share-based compensation.

Cash flows provided by financing activities for the nine months ended September 30, 2021 was $13,251,608 primarily related to the issuance of common shares for $14,822,459 related to our February 2021 IPO, $4,953,552 related to exercises of our Series A warrants in July 2021, and proceeds from the second PPP loan in the amount of $267,482, partially offset by a $6,000,000 repayment on our line of credit, and repayment of deferred salary and related party notes payable of $930,636.

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2022, we had cash of approximately $1.0 million. We recently implemented cost saving initiatives to ensure our cash on hand will allow us enough time to finalize certain product enhancements and optimize consumer adoption and subscription. We expect these cost saving measures to reduce our quarterly cash burn rate to approximately $1.0 million. We recently entered into a debt financing agreement for $2.0 million in net proceeds. In addition, we entered into an equity line stock purchase agreement for up to $10.0 million in potential future proceeds, subject to certain limitations. We believe these combined financing arrangements, should capitalize our continued operations through Q3 2023. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and therefore would need to raise additional funding sooner than we anticipate.

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

Contractual Obligations

The following table summarizes our contractual obligations not on our Balance Sheet as of September 30, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
Operating lease commitments:
Office lease (1)	$17,088	17,088	–	–	–
Insurance premiums (2)	82,651	82,651	–	–	–
Total operating lease commitments	$99,739	99,739	–	–	–

(1)	Represents minimum payments due for the lease of office space without consideration of additional renewal options
(2)	Represents premium payments due related to D&O insurance policy from February 2022 – February 2023

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

A summary of our critical accounting policies is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting policies during the nine months ended September 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 I of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Remediation Activities

Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken during the quarter ended September 30, 2022:

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

On November 14, 2022, the Company entered into a secured debt financing agreement with one accredited investor who is an existing stockholder of the Company.  The Company will receive $2 million in net proceeds from this financing.  In addition, on November 14, 2022, the Company entered into an equity line stock purchase agreement with one accredited investor.  The equity line facility is for up to $10 million of potential sales, subject to certain limitations, would occur, at the Company's option, from time to time over the period ending December 31, 2023. These proceeds will be used to fund ongoing operations.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended September 30, 2022.

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

Date:  November 14, 2022

