Form 10-K
period 2022-12-31
AUDDIA INC.
filed 2023-03-23
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ AnNUAL REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8,876,258 based on a closing price of $0.99 per share as quoted by the Nasdaq Global Select Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2023, 12,850,709 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

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

Overview of Auddia

Auddia is a technology company headquartered in Boulder, CO that is reinventing how consumers engage with audio through the development of a proprietary AI platform for audio and innovative technologies for podcasts. Auddia is leveraging these technologies within its industry-first audio Superapp, faidr  (previously known as the Auddia App).

faidr gives consumers the opportunity to listen to any AM/FM radio station with no commercials while personalizing the listening experience through skips and the insertion of on-demand content, including popular and new music, news, and weather. The faidr app represents the first-time consumers can combine the local content uniquely provided by AM/FM radio with commercial-free and personalized listening many consumers demand from digital-media consumption. In addition to commercial-free AM/FM, faidr includes podcasts and exclusive content, branded faidrRadio, which includes new artist discovery, curated music stations, and Music Casts. Music Casts are unique to faidr. Hosts and DJs can combine on-demand talk segments with dynamic music streaming, which allows users to hear podcasts with full music track plays embedded in the episodes.

Auddia has also developed a podcasting platform that provides a unique suite of tools that helps Podcasters create additional digital content for their podcast episodes as well as plan their episodes, build their brand, and monetize their content with new content distribution channels. This podcast platform also gives users the ability to go deeper into the stories through supplemental, digital content, and eventually comment and contribute their own content to episode feeds.

Both of Auddia’s offerings address large and rapidly growing audiences.

The Company has developed its AI platform on top of Google’s TensorFlow open-source library that is being “taught” to know the difference between all types of audio content on the radio. For instance, the platform recognizes the difference between a commercial and a song and is learning the differences between all other content to include weather reports, traffic, news, sports, DJ conversation, etc. Not only does the technology learn the differences between the various types of audio segments, but it also identifies the beginning and end of each piece of content.

The Company is leveraging this technology platform within its premium AM/FM radio listening experience through the faidr App. The faidr App is intended to be downloaded by consumers who will pay a subscription fee in order to listen to any streaming AM/FM radio station without commercials, podcasts and the faidrRadio exclusive content offerings. Advanced features will allow consumers to skip any content heard on the station, request audio content on-demand, and program an audio routine. We believe the faidr App represents a significant differentiated audio streaming product, or Superapp, that will be the first to come to market since the emergence of popular streaming music apps such as Pandora, Spotify, Apple Music, Amazon Music, etc. We believe that the most significant point of differentiation is that in addition to ad-free AM/FM streaming, the faidr App is intended to deliver non-music content that includes local sports, news, weather, traffic and the discovery of new music alongside exclusive programming and podcasts. No other radio streaming app available today, including category leaders like TuneIn, iHeart, and Audacy, can compete with faidr’s full product offerings.

The Company commissioned two separate surveys to establish subscription pricing in accordance with an industry standard pricing analysis. Results of both surveys, which included nearly 3,000 responses, suggested $12/month as the optimal price to maximize revenue and $7.99 to maximize market share and indicated that 29% of respondents were at least likely to subscribe to the product. The majority of respondents who self-identified as being listeners to paid services such as SiriusXM and streaming radio indicated a likely intent to purchase. We believe this implies a preference for the local content inherent in AM/FM broadcasting.

The Company launched all major U.S. radio stations on its faidr App on February 15, 2022.

The Company has also developed its podcasting platform, which leverages technologies and proven product concepts to differentiate its podcasts offering from other competitors in the radio streaming product category.

With podcasting growing and predicted to grow at a rapid rate, the Auddia podcast platform was conceptualized to fill a void in the emerging audio media space. The platform aims to be the preferred podcasting solution for podcasters by enabling them to deliver digital content feeds that match the audio of their podcast episodes, and by enabling podcasters to make additional revenue from new digital advertising channels; subscription channels; on-demand fees for exclusive content; and through direct donations from their listeners. Today, podcasters do not have a preference as to where their listeners access their episodes, as virtually all listening options (mobile apps and web players) deliver only their podcast audio. By creating a platform on which they can make net new and higher margin revenue, we believe that podcasters will promote faidr to their listeners, thus creating a powerful, organic marketing dynamic.

One innovative and proprietary part of the podcast platform is the availability of tools to create and distribute an interactive digital feed which supplements podcast episode audio with additional digital. These content feeds allow podcasters to tell deeper stories to their listeners while giving podcasters access to digital revenue for the first time. Podcasters will be able to build these interactive feeds using The Podcast Hub, a content management system that also serves as a tool to plan and manage podcast episodes. The digital feed activates a new digital ad channel that turns every audio ad into a direct-response, relevant-to-the-story, digital ad, increasing the effectiveness and value of their established audio ad model. The feed also presents a richer listening experience, as any element of a podcast episode can be supplemented with images, videos, text and web links. This feed will appear fully synchronized in the faidr mobile App, and it also can be hosted and accessed independently (e.g., through any browser), making the content feed universally distributable.

Over time, users will be able to comment, and podcasters will be able to grant some users publishing rights to add content directly into the feed on their behalf. This will create another first for podcasting, a dialog between creator and fan, synchronized to the episode content.

The podcast capabilities within faidr will also introduce a unique and industry first multi-channel, highly flexible set of revenue channels that podcasters can activate in combination to allow listeners to choose how they want to consume and pay for content. “Flex Revenue” allows podcasters to continue to run their standard audio ad model and complement those ads with direct response enabled digital ads in each episode content feed, increasing the value of advertising on any podcast. “Flex Revenue” will also activate subscriptions, on-demand fees for content (e.g., listen without audio ads for a micro payment fee) and direct donations from listeners. Using these channels in combination, podcasters can maximize revenue generation and exercise higher margin monetization models, beyond basic audio advertising.

faidr is available today through the iOS and Android app stores.

Recent Developments

On March 16, 2023, the Company announced the following recent results for its products:

•	A 10% user subscription conversion rate since launching subscriptions in its iOS only app 45 days previously.

•	faidrRadio, the Company’s exclusive content programming available in the iOS faidr app, has maintained 33% of the app’s total plays alongside traditional AM/FM radio.

•	The Company has continued to make significant progress in cost per installs, a top metric for indicating consumer interest in the faidr product. Across the combined iOS and Android platforms, the Company is on track to reach its mid-2023 target of $1.80 cost per install.

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

The Company’s podcast platform was conceptualized during this transition period described above, when management recognized the opportunity to leverage previously developed technology and mobile app capabilities to provide products to podcasters and podcast listeners in the burgeoning podcasting space. Having provided interactive digital content feeds for radio stations for several years, a similar product for podcasting was explored. The Company presented a product concept to podcasters and podcaster “rep firms” and sufficient interest from those explorations warranted the development of a minimally viable mobile app product, branded Vodacast. Eventually, with further support and interest from prospect podcasters and listeners, the product was expanded to include both iOS and Android mobile apps and the development of the podcast Hub, which is the platform’s content management system.

The Company was poised to execute early, small-scale marketing trials in which podcasters would promote the Vodcast mobile app to their listeners via the audio of their podcast episodes. The incentive for podcasters to promote Vodacast came from the monetization features that are inherent on the platform, where podcasters understand that a “download” or unique listening session would generate more revenue for podcasters when it occurs on the Vodcast mobile app. The expectation was that listeners will convert at sufficiently high rates to justify wide scale launch and broad promotion by podcasters. After the launch of the proof-of-concept Vodacast app, and monitoring engagement and retention for close to a year, Auddia was confident the podcast platform achieved differentiation and should be moved into the company’s audio Superapp faidr as the podcast offering.

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

Broadcast radio remains the dominant force in audio. The 2022 Share of Ear Study shows broadcast radio with a 39% share of listening and the next most popular form of listening being music videos on YouTube at 14% followed by owned music at 10%. Although AM/FM radio continues to dominate audio listening, streaming audio is the fastest growing segment according to Share of Ear studies going back to 2014. We believe streaming audio will continue to grow as on-demand content in the form of streaming music podcasting, short-form audio and other emerging formats of audio content become more prevalent and artificial intelligence technologies facilitate the introduction of new and improved listening experiences. As streaming audio has demonstrated its growth trajectory, AM/FM radio has responded by streaming their radio stations but with, we believe, very little success in comparison to the streaming music players as measured by consumer listening.

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

There are a handful of successful radio-streaming mobile applications on the market today. Between the top five, there are more than 150 million users, which includes some overlap. According to Statista, the reach of online radio, which includes AM/FM streaming, has increased sharply over the past decade, with 68% of the US population having listened to online radio within a month in 2021 compared to only 34% ten years earlier. This migration of audience is expected to continue. The total addressable market for radio streaming is expanding year-over-year, and faidr is the only app currently available that can (1) provide ad-free listening and (2) can aggregate all stations in the US in one place, as it is not beholden to any exclusivity deals with the larger AM/FM media corporations.

The Company believes the faidr App will give subscribers the technology solution they need to enjoy the local content presented by AM/FM radio while not only avoiding the interruption of 16.7 minutes of ads per hour, but also personalizing the listening experience with skips and on-demand content. We believe the faidr App represents the consumer product that modernizes the radio-listening experience, combines AM/FM with the right mix of other content options—podcasts and exclusive content and programming—and gives users the control they expect in the current audio-streaming landscape.

Overview of Podcasting in the Audio Ecosystem

Another area of significant change within the broader audio ecosystem, we believe, is that podcasting is an emerging new type of audio media and that there are opportunities to develop new forms of content consumption, distribution, and monetization around this new form of audio media. With more than 120 million monthly listeners in the U.S. in 2022, podcasting has exploded within a relatively short period of time. Yet the core offering of a podcast is still very basic, including only audio content for the listener and leveraging audio advertising (embedded within the podcast episode content) as the primary and often exclusive mechanism for generating revenue. Like AM/FM radio, podcasting is ripe for disruption by third parties that bring new and expanded revenue models to the industry.

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

Users of faidr can also access any podcast that’s publicly available as well as exclusive programming, music stations and Music Casts, through faidrRadio.

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

Podcast Platform

Auddia’s Podcast Platform, which includes the Vodacast mobile app, is an interactive podcasting platform the Company has built that allows podcasters to give their audiences an interactive audio experience. Podcast listeners are able to see video and other digital content that correlates with the podcast audio and is presented to the listener as a digital feed. All content presented in the digital feed can be synched to the podcast audio content. This allows podcast listeners to visually experience, interact with, and eventually comment on audio content in podcasts.

Much of the technology we use in this platform to create the feed of digital content synchronized to the audio content of the podcast is based on the core functionality and product concepts the Company has used historically to provide synchronized digital feeds to over 580 radio stations.

The digital feed introduces a new digital revenue stream to podcasters, such as synchronized digital advertising while providing end users a new digital content channel that compliments the core audio channel of the podcast. Below are hypothetical screenshots for a generic Podcast. The image on the right is an example of an episode feed in the Vodacast mobile app while the image on the left is an example of a typical user experience of a podcast episode in most other listening apps. Within the Vodacast episode feed, digital ads can be placed to drive revenue.

All of the content and functionality that is made available within the Podcast Platform, through the Vodacast mobile app, is currently being added to the faidr app, diversifying the podcast offering of faidr and bringing that app up to parity with the major, competing apps like iHeart Radio, TuneIn and Audacy.

Business Model and Customer Acquisition Strategy for faidr

The Company has an eight-year plus history of working closely with the broadcast radio industry in the United States to help the industry adapt to both digital advertising and digital media technologies.

The Company announced several broadcast radio partnerships during 2021 in which we performed commercial trials within these markets. Based on the initial results from our commercial trials, the Company believes consumers are drawn to an interruption-free radio experience. We executed a full launch in February 2022 that initially included approximately 4,000 radio stations on the faidr App. The Company has continued to add stations to the App which now presents more than 6,200 AM/FM streams.

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

Our business model is based on creating a pool of subscription revenue across all streaming stations and other content providers utilizing the faidr platform. This subscription pool, less direct subscriber acquisition costs and increased music streaming fees, is expected to be shared with radio stations and other content providers based on the time each listener spends listening to a station on faidr. We believe this business model will result in broadcasters promoting the listening of their stations within faidr, similar to how radio stations are currently using airtime to promote the listening of their stations on Alexa and other smart speaker systems.

The podcast platform, once implemented in faidr, will be marketed to podcasters and podcasting companies with business-to-business strategies that focus on communicating the value proposition. The potential to earn new, incremental revenue on the faidr platform, in addition to the other key value propositions of the platform, is expected to organically drive podcasters to promote the platform directly to their listeners. Direct-to-consumer marketing will be done independently by the Company and, in some cases, in partnership with podcasters who leverage their audio content programs to promote to their established audiences. As is the case with other proven marketing strategies, we intend to have our partners benefit from a participative revenue share, higher ad revenue, and higher margins on advertising through the Vodacast platform.

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

The Company began phasing out the Interactive Radio Platform in 2020 and ceased operations related to all legacy deployments and services by July 1, 2020. Much of the core technology of this platform is being leveraged for re-use within faidr. Furthermore, our well-established relationships with more than a dozen broadcasters through the sales, marketing and digital services operations are being maintained as we seek to deploy the faidr App at national scale.

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

The Company holds trademarks and is in the process of applying for trademarks for key products and brands. The Company holds the trademark for a product named PLAZE, which is a potential commercial-free music streaming product that is a future, strategic opportunity of the business. The Company also holds the trademark for AUDDIA which is used as both the corporate brand name as well as the name of the consumer-facing mobile application that delivers the Company’s commercial free radio service. The Company holds the trademark for faidr, which is used as the brand name for their audio Superapp.

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

Competition

Our audio service offerings face competition from alternative media platforms and technologies, such as broadband wireless, satellite radio, audio broadcasting by cable television systems and internet-based streaming music services, as well as consumer products, such as portable digital audio players and other mobile devices, smart phones and tablets, gaming consoles, in-home entertainment and enhanced automotive platforms. These alternative platforms and technology are offered by much larger and well-established radio-streaming applications such as iHeart Media, Audacy, and TuneIn. These technologies and alternative media platforms compete with our services for audience share and advertising revenues. There can be no assurance that we will be able to compete successfully in the audio marketplace. We are a small, relatively new company and we do not currently consider the Company to be a significant participant in its industry.

All the top-three radio streamers listed above have the same core weaknesses against faidr. First, none of them can offer complete commercial-free listening. And two, not one is willing to aggregate all the US stations within their platform due to various conflicts of interest. iHeart and Audacy are only interested in allowing users to stream the stations they own and operate, and TuneIn’s relationship with iHeart prevents it from offering Audacy stations.

However, our success is dependent upon our development of new services as well as competitive advertising spend, and there can be no assurance that we will have the resources to acquire new users at a compelling rate to out-compete those top-three platforms or to introduce new services to compete with other new technologies or services. Other companies employing new technologies or services could more successfully implement such new technologies or services or otherwise increase competition with our business.

Employees

As of December 31, 2022, we had 15 total employees, 9 of whom were engaged in full-time research and development activities and 6 of whom were engaged in general administration. The Company also works with 1 full-time contractor who supports research and development and 2 part-time contractors who support general administration activities. None of our employees is represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Health, Safety and Wellness

We believe that our employees are the summation of our successes, which is why we offer an excellent health and benefits program to our employees and their families. We offer our employees comprehensive health insurance as well as optional dental and vision coverage. Additionally, we provide our employees with paid vacation, holiday, family leave and sick leave, with numerous other benefits offered to our employees.

In response to the COVID-19 pandemic, we took immediate steps to protect our employees, clients, and communities in which we operate by making changes to work locations, work protocols, and information services. We continue to maintain our commitment to ensuring our employees’ health, safety, and wellness by providing our employees the option to work in office or fully remote. Any employee who works in office must adhere to the Auddia’s policy regarding vaccination status to ensure the health and safety of our employees.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceedings, the adverse outcome of which, in our management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position. There are no material proceedings in which any of our directors, officers, or affiliates or any registered or beneficial stockholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

Facilities

In April 2021, the Company entered a twelve-month non-cancelable operating sublease for approximately 8,600 square feet of office space, with an initial base rent of $7,150 per month with three, separate six-month renewal options, subject to fixed rate escalation increases. In November of 2022, the Company amended the sublease to reflect a new term that now expires on December 14, 2023, unless specifically renewed by the parties. The square footage rented was reduced to approximately 2,160 square feet at the cost of $4,018 per month. Rent expense was $104,223 and $75,336 for the year ended December 31, 2022, and 2021, respectively.

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

Risks related to our financial position and need for additional capital

Our auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our past working capital deficiency, stockholders’ deficit and recurring losses from operations raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2022 with respect to this uncertainty. Our existing cash of $1.66 million at December 31, 2022 will only be sufficient to fund our current operating plans into the second quarter of 2023. The Company has based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant net losses. We expect to continue to incur net losses in the near term. Our net losses were $6,897,446 and $13,478,069 for the years ended December 31, 2022, and 2021, respectively. For the year ended December 31, 2022, our cash used in operations was $4,752,750. At December 31, 2022, we had cash and equivalents on hand of $1,661,434. To date, we have devoted our efforts towards securing financing, building, and evolving our technology platform, marketing our mobile app product for radio stations as well as initiating our marketing efforts for our music player. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•	incur costs related to the national launch of our faidr App and as we continue obtaining market acceptance;
•	recruit and retain podcasters and content creators to faidr and retaining listeners on the platform;
•	continue to develop and improve our technology;
•	effectively addressing any competing technological and market developments;
•	add operational, business development & marketing personnel; and
•	incur legal expenses related to avoiding and defending against intellectual property infringement, misappropriation and other claims.

To become profitable, we must develop and eventually commercialize the faidr product or the Vodacast platform, with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we acquire and retain users. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, develop new products, expand our business or continue our operations. A decline in the value of our Company also could cause stockholders to lose all or part of their investment.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to invest in sales, marketing and engineering resources and bring our products to market. Furthermore, we continue to incur additional costs associated with operating as a public company. Our existing cash of $1.66 million at December 31, 2022 will only be sufficient to fund our current operating plans into the second quarter of 2023. The Company has based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

Building and scaling technology products is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary user experience required to obtain market acceptance and achieve meaningful product sales. In addition, our product candidates, once developed, may not achieve commercial success. The majority of revenue will be derived from or based on sales of software products that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

We rely on our trademarks, service marks, trade names, and brand names to distinguish our products and services from the products and services of our competitors and have registered or applied to register many of these trademarks in the United States and other jurisdictions. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks, or use and register confusingly similar trademarks in these or other jurisdictions. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources advertising and marketing new brands. Further, we cannot assure you that third parties will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

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

Additionally, we may from time-to-time face claims from third parties claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of source code for the open source software, derivative works or our proprietary source code that was developed using or that is distributed with such open source software. These claims could also result in litigation and could require us to make our proprietary software source code freely available or require us to devote additional research and development resources to change our platform or incur additional costs and expenses, any of which could result in reputational harm and would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize change, we may be forced to reengineer our platform or incur additional costs to comply with the changed license terms or to replace the affected open source software. Further, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software or indemnification for third party infringement claims. Although we have implemented policies to regulate the use and incorporation of open source software into our platform and products, we cannot be certain that we have not incorporated open source software in our platform and products in a manner that is inconsistent with such policies.

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

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock will, in the aggregate, beneficially own common shares representing approximately 37% of our outstanding common stock as of March 10, 2023. As a result, if these stockholders were to act together, they would most likely be able to control most or all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, they would likely control the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company with which our public stockholders disagree.

A significant portion of our total outstanding shares are eligible for sale into the public market. Substantial sales of our shares into the public market could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have 12,850,709 shares of common stock issued and outstanding as of March 10, 2023. Substantially all of these shares, unless held by our affiliates, may be resold in the public market immediately without restriction. Shares held by our affiliates may be resold into the public market subject to compliance with the requirements of the SEC’s Rule 144.

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

In July 2021, certain holders of our publicly traded Series A Warrants exercised 3,498,898 warrants. As of March 10, 2023, we currently have 1,091,692 Series A Warrants that remain outstanding.

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

Our common stock price and Series A Warrant price are likely to be volatile. The stock market in general and the market for technology companies has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your investment price. The market price for our common stock may be influenced by many factors, including:

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

We may not be able to continue our current listing of our common stock on the Nasdaq Capital Market. A delisting of our common stock from Nasdaq could limit the liquidity of our stock, increase its volatility and hinder our ability to raise capital.

We may not be able to satisfy the requirements for the continued listing of our common stock on Nasdaq.

In particular, the Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share. As previously reported in our Current Report on Form 8-K filed on July 20, 2022, we received a written notice from Nasdaq indicating that the Company was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing. On August 1, 2022, Nasdaq notified the Company that the Company had regained compliance with the minimum bid price and that matter was closed.

The Nasdaq listing rules also require companies with listed securities to maintain a minimum stockholders equity of $2.5 million. As of December 31, 2022, we had stockholders equity of $3.85 million.

If our common stock is delisted by Nasdaq, our common stock may be eligible for quotation on an over-the-counter quotation system or on the pink sheets. Upon any such delisting, our common stock would become subject to the regulations of the SEC relating to the market for penny stocks. A penny stock is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit the ability of shareholders to sell securities in the secondary market. In such a case, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and there can be no assurance that our common stock will be eligible for trading or quotation on any alternative exchanges or markets.

Delisting from Nasdaq could adversely affect our ability to raise additional financing through public or private sales of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

We continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

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

We own no properties. Our current corporate headquarters is based in a leased office in Boulder, Colorado. Our current lease term expires on December 14, 2023, unless renewed. If we do not renew the lease, we believe that we will find suitable space elsewhere on acceptable terms.

Item 3.	Legal Proceedings

From time to time, we are involved in various disputes, claims, suits, investigations, and legal proceedings arising in the ordinary course of business. We believe that the resolution of current pending legal matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Nonetheless, we cannot predict the outcome of these proceedings, as legal matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information, see “Note 7. Commitments and Contingencies” to our financial statements included in this Form 10-K.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Stock Market under the symbol “AUUD” since our IPO on February 17, 2021. Our Series A Warrants have been traded on the Nasdaq Stock Market under the symbol “AUUDW” since our IPO on February 17, 2021. As of March 10, 2023, there were approximately 138 holders of record of our common stock and 1 holder of record of our Series A warrants. These numbers are based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, all sales of unregistered securities by the Company have been previously reported on a Form 8-K or Form 10-Q.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the period covered by this Annual Report.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited financial statements (prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and related notes included elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer Auddia Inc. and its subsidiaries. All amounts presented in tables, other than per share amounts, are in thousands unless otherwise noted.

Overview

Auddia is a technology company headquartered in Boulder, CO that is reinventing how consumers engage with audio through the development of a proprietary AI platform for audio and innovative technologies for podcasts. Auddia is leveraging these technologies within its industry-first audio Superapp, faidr (previously known as the Auddia App).

faidr gives consumers the opportunity to listen to any AM/FM radio station with no commercials while personalizing the listening experience through skips and the insertion of on-demand content, including popular and new music, news, and weather. The faidr app represents the first-time consumers can combine the local content uniquely provided by AM/FM radio with commercial-free and personalized listening many consumers demand from digital-media consumption. In addition to commercial-free AM/FM, faidr includes podcasts and exclusive content, branded faidrRadio, which includes new artist discovery, curated music stations, and Music Casts. Music Casts are unique to faidr. Hosts and DJs can combine on-demand talk segments with dynamic music streaming, which allows users to hear podcasts with full music track plays embedded in the episodes.

Auddia has also developed a podcasting platform that provides a unique suite of tools that helps Podcasters create additional digital content for their podcast episodes as well as plan their episodes, build their brand, and monetize their content with new content distribution channels. This podcast platform also gives users the ability to go deeper into the stories through supplemental, digital content, and eventually comment and contribute their own content to episode feeds.

Both of Auddia’s offerings address large and rapidly growing audiences.

The Company has developed its AI platform on top of Google’s TensorFlow open-source library that is being “taught” to know the difference between all types of audio content on the radio. For instance, the platform recognizes the difference between a commercial and a song and is learning the differences between all other content to include weather reports, traffic, news, sports, DJ conversation, etc. Not only does the technology learn the differences between the various types of audio segments, but it also identifies the beginning and end of each piece of content.

The Company is leveraging this technology platform within its premium AM/FM radio listening experience through the faidr App. The faidr App is intended to be downloaded by consumers who will pay a subscription fee in order to listen to any streaming AM/FM radio station without commercials, podcasts and the faidrRadio exclusive content offerings. Advanced features will allow consumers to skip any content heard on the station, request audio content on-demand, and program an audio routine. We believe the faidr App represents a significant differentiated audio streaming product, or Superapp, that will be the first to come to market since the emergence of popular streaming music apps such as Pandora, Spotify, Apple Music, Amazon Music, etc. We believe that the most significant point of differentiation is that in addition to ad-free AM/FM streaming, the faidr App is intended to deliver non-music content that includes local sports, news, weather, traffic and the discovery of new music alongside exclusive programming and podcasts. No other radio streaming app available today, including category leaders like TuneIn, iHeart, and Audacy, can compete with faidr’s full product offerings.

We launched an MVP version of faidr through several consumer trials in 2021 to measure consumer interest and engagement with the App. The full app launched on February 15, 2022, and included all major U.S. radio stations in the US. In February 2023, we added faidrRadio, our exclusive content offerings, to the app. Podcasts will be added before the end of Q1, 2023.

The Company has also developed its podcasting platform, which leverages technologies and proven product concepts to differentiate its podcasts offering from other competitors in the radio streaming product category.

With podcasting growing and predicted to grow at a rapid rate, the Auddia podcast platform was conceptualized to fill a void in the emerging audio media space. The platform aims to be the preferred podcasting solution for podcasters by enabling them to deliver digital content feeds that match the audio of their podcast episodes, and by enabling podcasters to make additional revenue from new digital advertising channels; subscription channels; on-demand fees for exclusive content; and through direct donations from their listeners. Today, podcasters do not have a preference as to where their listeners access their episodes, as virtually all listening options (mobile apps and web players) deliver only their podcast audio. By creating a platform on which they can make net new and higher margin revenue, we believe that podcasters will promote faidr to their listeners, thus creating a powerful, organic marketing dynamic.

One innovative and proprietary part of the podcast platform is the availability of tools to create and distribute an interactive digital feed which supplements podcast episode audio with additional digital. These content feeds allow podcasters to tell deeper stories to their listeners while giving podcasters access to digital revenue for the first time. Podcasters will be able to build these interactive feeds using The Podcast Hub, a content management system that also serves as a tool to plan and manage podcast episodes. The digital feed activates a new digital ad channel that turns every audio ad into a direct-response, relevant-to-the-story, digital ad, increasing the effectiveness and value of their established audio ad model. The feed also presents a richer listening experience, as any element of a podcast episode can be supplemented with images, videos, text and web links. This feed will appear fully synchronized in the faidr mobile App, and it also can be hosted and accessed independently (e.g., through any browser), making the content feed universally distributable.

Over time, users will be able to comment, and podcasters will be able to grant some users publishing rights to add content directly into the feed on their behalf. This will create another first for podcasting, a dialog between creator and fan, synchronized to the episode content.

The podcast capabilities within faidr will also introduce a unique and industry first multi-channel, highly flexible set of revenue channels that podcasters can activate in combination to allow listeners to choose how they want to consume and pay for content. “Flex Revenue” allows podcasters to continue to run their standard audio ad model and complement those ads with direct response enabled digital ads in each episode content feed, increasing the value of advertising on any podcast. “Flex Revenue” will also activate subscriptions, on-demand fees for content (e.g., listen without audio ads for a micro payment fee) and direct donations from listeners. Using these channels in combination, podcasters can maximize revenue generation and exercise higher margin monetization models, beyond basic audio advertising. These revenue channels are expected to be available to Podcasters in 2022.

The faidr mobile App is available today through the iOS and Android App stores.

We have funded our operations with proceeds from the February 2021 IPO and Series A warrants exercise in July 2021. Since inception we have incurred significant operating losses. As of December 31, 2022, we had an accumulated deficit of $71.7 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	nationally launch our faidr App and as we continue training our proprietary AI technology and make product enhancements;
•	continue to develop and expand our technology and functionality to advance the faidr app;
•	rollout our product on a national basis, which will include increasing our sales and marketing costs related to the promotion of our products. faidr promotion will include a combination of a) purchasing ads directly from broadcasters or b) participating broadcasters to promote without purchasing ads, but sharing a portion of subscription proceeds based on listening activity on those stations;
•	hire additional business development, product management, operational and marketing personnel;
•	continue market studies of our products; and
•	add operational and general administrative personnel which will support our product development programs, commercialization efforts and our transition to operating as a public company.

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

As of December 31, 2022, we had cash of $1.66 million, which will only be sufficient to fund our current operating plans into the second quarter of 2023. The Company has based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

Components of our results of operations

Operating expenses

Direct costs of services

Direct cost of services consists primarily of costs incurred related to our technology and development of our Apps, including hosting and other technology related expenses. We will continue to incur such costs as we develop and enhance our technology related to faidr and the Vodacast platform.

Sales and marketing

Our sales and marketing expenses consist primarily of salaries and consulting services, related to the sales, promotion and commercial trials performed during the year related to our products. We expected our sales and marketing expenses to increase substantially as we promoted the national commercial launch of our faidr product on February 15, 2022, and look to generate revenue for our products through customer acquisition and retention.

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

General and administrative

Our general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation, and professional fees related to auditing, tax, general legal services, and consulting services. We expect our general and administrative expenses to continue to increase in the future as we right-size our operating activities and prepare for commercialization of our products and support our operations as a public company, including increased expenses related to legal, accounting, insurance, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, directors and officers liability insurance premiums and investor relations activities.

Other income and expense

Our other income and expense during 2021 consist of interest income related to our cash at financial institutions, debt extinguishment related to our PPP loans, interest expense from our line of credit, and a finance charge related to conversion of outstanding debt into shares of common stock related to the February 2021 IPO. On November 14, 2022, the Company entered into a secured bridge note (“Note”) financing with one accredited investor, who is a significant existing shareholder of the Company, for $2.2 million. The interest expense for 2022 is primarily attributed to the debt and conversion features of such Note.

Results of operations

Comparison of the Years ended December 31, 2022, and 2021

The following table summarizes our results of operations:

	Year Ended December 31,		Increase/
	2022	2021	(Decrease)
Revenue	$–	$–	$–

Operating expenses
Direct cost of service	180,690	190,187	(9,497)
Sales and marketing	1,673,692	740,652	933,040
Research and development	654,879	399,521	255,358
General and administrative	3,223,520	4,072,419	(848,899)
Depreciation and amortization	991,639	166,656	824,983

Total operating expense	6,724,420	5,569,435	1,154,985

Loss from operations	(6,724,420)	(5,569,435)	(1,154,985)
Other income (expense), net	(173,026)	(7,908,634)	7,735,608

Net loss	$(6,897,446)	$(13,478,069)	$6,580,623

Revenue

Total revenues for the twelve months ended December 31, 2022, and 2021 were $0 as we continue to develop our faidr product and the Vodacast platform to establish new revenue streams.

Direct Cost of Services

Direct Cost of Services decreased by $9,497 or 5%, from $190,187 for the year ended December 31, 2021, to $180,690 for the year ended December 31, 2022. This decrease was primarily the result of a reduction in platform hosting costs which were partially offset by an increase in other music services. We continue to incur direct cost of services expense related to hosting and other music services related to faidr and Vodacast and expect these costs to increase in the future.

Sales and marketing

Sales and marketing expenses increased by $933,040 or 126%, from $740,652 for the year ended December 31, 2021, to $1,673,692 for the year ended December 31, 2022, primarily attributed to the increased marketing and promotion costs associated with faidr and Vodacast.

Research and development

Research and development expenses increased by $255,358 or 64%, from $399,521 for the year ended December 31, 2021, to $654,879 for the year ended December 31, 2022, primarily related to additional staffing on our development team as we continue to advance the faidr Superapp. Our research and development staffing costs were $2,408,737 and our software amortization expenses were $956,144 for the year ended December 31, 2022, as compared to staffing costs of $1,835,451 and software amortization expenses of $146,737 for the year ended December 31, 2021.

General and administrative

General and administrative expenses decreased by $848,899 or 21%, from $4,072,419 for the year ended December 31, 2021, compared to $3,223,520 for the year ended December 31, 2022. The decrease resulted primarily from reduced stock compensation expense related to cancelled employee stock option grants. Stock compensation expense was $951,106 and $1,237,480 for the year ended December 31, 2022, and 2021, respectively. We also saw a reduction of approximately $522,000 in public company expenses related to legal and other professional fees associated with the IPO in 2021.

Other expense, net

Total other expense decreased by $7,735,608 or 98%, from $7,908,634 for the year ended December 31, 2021, to $173,026 for the year ended December 31, 2022. The decrease was due almost entirely to a finance charge of $8,141,424 to interest expense related to the conversion of outstanding debt into 6.8 million shares of common stock related to the February 2021 IPO. This was offset by our extinguishment of debt related to our PPP loans in 2021 in the amount of $536,144, which was approved in full under the loan forgiveness program.

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

Going Concern

Our existing cash of $1.66 million at December 31, 2022 will only be sufficient to fund our current operating plans into the second quarter of 2023. The Company has based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Liquidity and capital resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our faidr app and Vodacast platform. As of December 31, 2022, and 2021 we had cash of $1,661,434 and $6,345,291, respectively. We have a deficiency in working capital in the amount of approximately $600,000 at December 31, 2022. We anticipate that operating losses and net cash used in operating activities will continue over the next 12 months as we continue to develop and market our products.

$2.0 Million Secured Bridge Note Financing

On November 14, 2022, the Company entered into a secured bridge note (“Note”) financing with one accredited investor who is a significant existing stockholder of the Company. The Company received $2.0 million of net proceeds in connection with the Note. The principal amount of the Note is $2.2 million. The Note has a 10% interest rate and matures on May 31, 2023. The Note is secured by a lien on substantially all of the Company’s assets. At maturity, the investor has the option to convert any original issue discount and accrued but unpaid interest into shares of the Company’s Common stock at a fixed conversion price of $1.23 per share. In connection with the Note financing, the Company issued to the investor 300,000 common stock warrants with a five-year term and a fixed $2.10 per share exercise price. The Company has the option to extend the maturity date by six months to November 30, 2023. In the event of an extension, the interest rate on the Note will increase to 20% and the Company will issue to the investor an additional 300,000 warrants.

The investor will not be able to receive shares upon conversion or exercise, unless prior stockholder approval is obtained, if the number of shares to be issued to the investor, when aggregated with all other shares of common stock then owned by the investor beneficially or deemed beneficially owned by the investor, would (i) result in the investor owning more than the Beneficial Ownership Limitation (as defined below), as determined in accordance with Section 13 of the Securities Exchange Act of 1934 or (ii) otherwise constitute a Change of Control within the meaning of Nasdaq Rule 5635(b). The “Beneficial Ownership Limitation” shall be 19.99% of the number of shares of the common stock outstanding immediately prior to the proposed issuance of shares of common stock.

The foregoing description of the Note and related security agreement and warrants is qualified in its entirety by reference to the full text of those agreements.

Equity Line Common Stock Purchase Agreement

On November 14, 2022, the Company entered into a Common Stock Purchase Agreement (the “White Lion Purchase Agreement”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Pursuant to the White Lion Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, the lesser of (a) $10,000,000 and (b) the amount eligible under Form S-3 (the “Commitment Amount”) in aggregate gross purchase price of newly issued shares of the Company’s common stock.

Subject to the satisfaction of certain customary conditions, the Company’s right to sell shares to White Lion will extend until the earlier of (a) December 31, 2023; and (b) the date that all shares are sold under the White Lion Purchase Agreement (the “Commitment Period”). During such term, subject to the terms and conditions of the White Lion Purchase Agreement, the Company may notify White Lion when the Company exercises its right to sell shares (the effective date of such notice, a “Notice Date”), and shall delivery the applicable shares of common stock to White Lion along with the purchase notice. The number of shares sold pursuant to any such notice may not exceed the lesser of: (i) 30% of the average of the daily trading volume of the Company’s common stock over the five business days immediately preceding the date of delivery of a purchase notice; or (ii) $500,000, divided by the highest closing price of the Common Stock over the most recent five business days immediately preceding receipt of a purchase notice; and the maximum dollar amount of any purchase notice cannot exceed $500,000, subject to White Lion’s wavier of such limitations. The closing date of each sale of shares of common stock under the White Lion Purchase Agreement occurs one business day after the end of the Valuation Period (defined below).

The purchase price to be paid by white Lion for any such shares will equal 97% of the lowest daily volume-weighted average price of common stock during a period of three consecutive trading days commencing on, and following, the applicable Notice Date (the “Valuation Period”). No purchase notice shall result in White Lion beneficially owning (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder) more than 4.9% of the number of shares of the common stock outstanding immediately prior to the issuance of shares of common stock issuable pursuant to a purchase notice.

The Company may terminate the White Lion Purchase Agreement at any time in the event of a material breach of the Agreement by White Lion. In addition, the White Lion Purchase Agreement automatically terminates on the earlier of (i) the end of the Commitment Period or (ii) the date that, pursuant to or within the meaning of any bankruptcy law, the Company commences a voluntary case or any person commences a proceeding against the Company.

In consideration for the commitments of White Lion, as described above, the Company issued to White Lion, 140,186 shares of common stock (the “Commitment Shares”).

Any proceeds that the Company receives under the White Lion Purchase Agreement are expected to be used for working capital and general corporate purposes.

The aggregate number of shares of common stock that the Company can sell to White Lion under the White Lion Purchase Agreement (including the Commitment Shares) may in no case exceed 2,501,700 shares of the common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the White Lion Purchase Agreement) (the “Exchange Cap”), unless stockholder approval is obtained to issue purchase shares above the Exchange Cap, in which case the Exchange Cap will no longer apply.

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

The following table summarizes the statements of cash flows for the years ended December 31, 2022, and 2021:

	Year Ended December 31,
	2022	2021	% Change
Net cash provided by (used in):
Operating activities	$(4,752,750)	$(5,471,545)	$718,795
Investing activities	(1,931,107)	(1,552,686)	(378,421)
Financing activities	2,000,000	13,251,608	(11,251,608)
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(4,683,857)	$6,227,377	$(10,911,234)

Operating Activities

Cash used in operating activities for the year ended December 31, 2022, was $4,752,750, primarily resulting from our net loss of $6,897,446, partially offset by non-cash charges of $2,131,362.

Cash used in operating activities for the year ended December 31, 2021, of $5,471,545 was primarily the result of our net loss of $13,478,069, and a change in working capital of $1,002,893 related to paying down our accounts payable balance from the prior year. These uses were partially offset by non-cash charges totaling $9,009,417.

Cash used in operating activities for both years primarily consisted of personnel-related expenditures, marketing and promotion costs, and public company administrative support costs such as legal and other professional support services.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2022, and December 31, 2021, consisted primarily of capitalization of software development expenses of $1,927,298 and $1,472,290, respectively.

Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2022, of $2,000,000 was associated with the proceeds from the secured bridge note financing in November 2022.

Cash flows provided by financing activities for the year ended December 31, 2021, increased by $13,251,608 from the prior year, primarily related to $20,041,811 from the issuance of common shares related to our February 2021 IPO. This was partially offset by a $6,000,000 repayment on our line of credit, and repayment of deferred salary and related party notes payable of $960,849.

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $71,735,834 and $64,838,389 as of December 31, 2022, and 2021, respectively. As of December 31, 2022, and 2021, we had cash of $1,661,434 and $6,345,291, respectively. Our existing cash of $1.66 million at December 31, 2022, will only be sufficient to fund our current operating plans into the second quarter of 2023. The Company has based these estimates, however, on assumptions that may prove to be wrong.We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development, and marketing and promotion of faidr. In addition, we expect to continue to incur additional costs associated with operating as a public company, including legal, accounting, investor relations and other expenses. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, progress, results, and costs related to the market acceptance of our products
•	the ability to attract podcasters and content creators to faidr and retain listeners on the platform
•	the costs, timing, and ability to continue to develop our technology
•	effectively addressing any competing technological and market developments
•	avoiding and defending against intellectual property infringement, misappropriation, and other claims

Contractual Obligations

The following table summarizes our contractual obligations not on our Balance Sheet as of December 31, 2022, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
		Less Than	1 - 3	4 - 5	More Than
	Total	1 Year	Years	Years	5 Years
Operating lease commitments (1)	$46,202	$46,202	$–	$–	$–

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

Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position, are described below. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Software Development Costs

The Company accounts for costs incurred in the development of computer software as software research and development costs until the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose is probable. The Company ceases capitalization of development costs once the software has been substantially completed and is available for its intended use. Software development costs are amortized over a useful life estimated by the Company’s management of three years. Costs associated with significant upgrades and enhancements that result in additional functionality are capitalized. Capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in software technologies. Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are impaired and expensed during the period of such determination. Software development costs of $1,927,298 and $1,472,290 were capitalized in 2022 and 2021, respectively. Amortization of expense of capitalized software development costs were $956,144 and $146,737 for the years ended December 31, 2022, and 2021, respectively and are included in depreciation and amortization expense.

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

Prior to our IPO in February 2021, we were a private company with no active public market for our common equity. Therefore, we have periodically determined the overall value of our company and the estimated per share fair value of our common equity at their various dates using contemporaneous valuations performed with the assistance of a third-party specialist and in accordance with the guidance outlined in the American Institute of CPA’s Practice Aid.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

We had cash and cash equivalents totaling $1,661,434 as of December 31, 2022. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Auddia Inc.

Boulder, Colorado

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Auddia Inc. (the “Company”) at December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a deficiency in working capital and shareholders’ equity that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Intangible Assets Impairment Assessment

As described in Notes 1 and 2 to the financial statements, the Company has software development costs of approximately $4.1 million at December 31, 2022. No directly observable market inputs are available to measure the fair value to determine if the asset is recoverable. Therefore, an estimate is derived indirectly and is based on a mix of cash flow and market models. The estimate that management used in calculating the fair values depend on assumptions specific to the nature of the markets in which its product operates with regard to the amount and timing of projected future revenues, operating cash flows, long-term subscriber demand forecasts, actions of competitors (competing content), capital expenditures, and future tax rates.

The principal considerations for our determination that performing procedures relating to the intangible assets impairment assessment is a critical audit matter are the significant judgment by management when developing the fair value of the intangible assets. This led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the amount and timing of projected future cash flows.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing management’s process for developing the fair value estimate; evaluating the appropriateness of the valuation techniques; testing the completeness and accuracy of underlying data used in the model; and evaluating the significant assumptions used by management, including the amount and timing of projected future cash flows. Evaluating management’s assumptions related to the amount and timing of projected future cash flows and evaluating whether the assumptions used by management were reasonable considering the current and past performance of the intangible assets, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Daszkal Bolton LLP

Daszkal Bolton LLP

We have served as the Company’s auditor since 2020

Boca Raton, Florida

March 20, 2023

Auddia Inc.

Balance Sheets

December 31, 2022, and 2021

	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$1,661,434	$6,345,291
Accounts receivable, net	137	87
Total current assets	1,661,571	6,345,378

Non-current assets:
Property and equipment, net of accumulated depreciation	41,080	72,766
Software development costs, net of accumulated amortization	4,134,225	3,163,071
Deferred offering costs	222,896	–
Prepaids and other non-current assets	51,754	52,918
Total non-current assets	4,449,955	3,288,755

Total assets	$6,111,526	$9,634,133

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$324,138	$223,196
Notes payable to investors	1,775,956	–
Stock awards liability	161,349	–
Total current liabilities	2,261,443	223,196

Commitments and contingencies	–	–

Shareholders' equity:
Preferred stock - $0.001 par value, 10,000,000 authorized and 0 shares issued and outstanding	–	–
Common stock - $0.001 par value, 100,000,000 authorized and 12,654,949 and 12,416,408 shares issued and outstanding at December 31, 2022 and December 31, 2021	12,654	12,416
Additional paid-in capital	75,573,263	74,236,910
Accumulated deficit	(71,735,834)	(64,838,389)
Total shareholders' equity	3,850,083	9,410,937

Total liabilities and shareholders' equity	$6,111,526	$9,634,133

See Accompanying Notes to Financial Statements.

Auddia Inc.

Statements of Operations

For the Years Ended December 31, 2022, and 2021

	Year Ended December 31,
	2022	2021
Revenue	$–	$–

Operating expenses:
Direct cost of services	180,690	190,187
Sales and marketing	1,673,692	740,652
Research and development	654,879	399,521
General and administrative	3,223,520	4,072,419
Depreciation and amortization	991,639	166,656
Total operating expenses	6,724,420	5,569,435

Loss from operations	(6,724,420)	(5,569,435)

Other (expense) income:
Finance charge - convertible debt	–	(8,141,424)
Extinguishment of PPP loan	–	536,144
Interest expense	(173,027)	(306,555)
Interest income	1	3,201
Total other expense	(173,026)	(7,908,634)

Net loss before taxes	(6,897,446)	(13,478,069)
Taxes	–	–
Net loss	$(6,897,446)	$(13,478,069)

Net loss per share attributable to common shares
Basic and diluted	$(0.55)	$(1.30)

Weighted average common shares outstanding
Basic and diluted	12,518,894	10,397,772

See Accompanying Notes to Financial Statements.

Auddia Inc.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2022, and 2021

	Common Stock		Additional
	Number of Shares	Par Value	Paid-In- Capital	Accumulated Deficit	Total

Balance, December 31, 2020	485,441	$486	$38,256,584	$(51,360,320)	$(13,103,250)

Issuance of common shares	4,021,818	4,022	14,603,768	–	14,607,790
Exercise of Series A Warrants	1,091,692	1,092	4,952,460	–	4,953,552
Exercise of Pre-IPO Warrants	2,887	2	(2)	–	–
Conversion of debt obligations	6,814,570	6,814	15,186,619	–	15,193,433
Share-based compensation	–	–	1,237,481	–	1,237,481
Net loss	–	–	–	(13,478,069)	(13,478,069)
Balance, December 31, 2021	12,416,408	$12,416	$74,236,910	$(64,838,389)	$9,410,937

Issuance of common shares	140,186	140	222,756	–	222,896
Issuance of warrants	–	–	361,878	–	361,878
Exercise of restricted stock units and warrants	98,355	98	(98)	–	–
Reclassification of share-based compensation award to liability	–	–	(250,071)	–	(250,071)
Share-based compensation	–	–	1,001,889	–	1,001,889
Net loss	–	–	–	(6,897,446)	(6,897,446)
Balance, December 31, 2022	12,654,949	$12,654	$75,573,263	$(71,735,834)	$3,850,083

See Accompanying Notes to Financial Statements.

Auddia Inc.

Statements of Cash Flows

For the Years Ended December 31, 2022, and 2021

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,897,446)	$(13,478,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charge associated with debt issuance cost	137,834	8,141,424
Depreciation and amortization	991,639	166,656
Share-based compensation expense	1,001,889	1,237,481
Extinguishment of PPP loan	–	(536,144)
Change in assets and liabilities:
Accounts receivable	(50)	41
Prepaids and other non-current assets	1,164	(47,418)
Accounts payable and accrued liabilities	12,220	(955,516)
Net cash used in operating activities	(4,752,750)	(5,471,545)

Cash flows from investing activities:
Software capitalization	(1,927,298)	(1,472,290)
Purchase of property and equipment	(3,809)	(80,396)
Net cash used in investing activities	(1,931,107)	(1,552,686)

Cash flows from financing activities:
Proceeds from PPP Loan	–	267,482
Proceeds from issuance of promissory notes payable, net of OID	2,000,000	15,000
Repayment of deferred salary	–	(661,651)
Repayments to Line of Credit	–	(6,000,000)
Repayments of related parties notes payable and deferred salary	–	(299,198)
Proceeds from related party debt	–	30,213
Proceeds from issuance of common shares	–	20,041,811
Deferred offering costs capitalized	–	(142,049)
Net cash provided by financing activities	2,000,000	13,251,608

Net (decrease) increase in cash	(4,683,857)	6,227,377

Cash, beginning of year	6,345,291	117,914

Cash, end of year	$1,661,434	$6,345,291

Supplemental disclosures of cash flow information
Cash paid for interest	$7,082	$66,412

Supplemental disclosures of non-cash activity:
Shares issued for conversion of indebtedness	$–	$15,193,433
PPP loan extinguishment	$–	$536,144

See Accompanying Notes to Financial Statements.

Auddia Inc.

Notes to Financial Statements

For the Year Ended December 31, 2022

Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Auddia Inc., formerly Clip Interactive, LLC, (the “Company”, “Auddia”, “we”, “our”) is a technology company that is reinventing how consumers engage with audio through the development of a proprietary AI platform for audio and innovative technologies for podcasts. Clip Interactive, LLC was initially formed as a Colorado limited liability company on January 14, 2012, and on November 25, 2019 changed its trade name to Auddia.

On February 16, 2021, the Company completed an initial public offering (the “IPO”) of 3,991,818 units, at $4.125 per unit, consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.54 per share. In addition, the underwriters exercised their option to purchase 598,772 Series A warrants to cover over-allotments and were issued 319,346 in representative warrants at an exercise price of $5.15625 per share. After deducting underwriter’s commissions and expenses, the Company received net proceeds of approximately $15.1 million and its common stock commenced trading on Nasdaq under the ticker symbol “AUUD”. Concurrently with the IPO, holders of the Company’s promissory notes, convertible notes, and related party notes, along with accrued interest, were converted into 6,814,570 shares of the Company’s common stock.

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

Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2022 or 2021.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At December 31, 2022 and December 31, 2021, the Company had approximately $1.4 million and $5.9 million, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

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

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are considered impaired and expensed during the period of such determination. Software development costs of $1,927,298 and $1,472,290 were capitalized for the years ended December 31, 2022, and 2021, respectively. Amortization of capitalized software development costs were $956,144 and $146,737 for the years ended December 31, 2022 and 2021, respectively and are included in depreciation and amortization expense.

Deferred Offering Costs

In November 2022, the Company entered into a Common Stock Purchase Agreement. Pursuant to such, the Company has the right, but not the obligation, to require the investor to purchase up to $10,000,000 in aggregate gross purchase price of newly issued shares of the Company common stock, subject to eligibility under the Company’s Form S-3. The Company’s right to sell shares under this agreement extends to December 2023. In consideration for the commitments by the investor under the agreement, the Company issued 140,186 shares of common stock to the investor. The Company recognized $222,896 of deferred offering costs relating to the issuance of these shares.

The Company deferred direct and incremental costs associated with its IPO that occurred in February 2021. The Company capitalized deferred offering costs of $142,049 during the year ended December 31, 2021, which was netted against IPO proceeds in February 2021. Deferred offering costs consisted principally of legal, advisory, and consulting fees incurred in connection with the formation and preparation for the IPO.

Long-Lived Assets

The Company reviews its tangible and limited lived intangible long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. If a potential impairment is indicated, the Company compares the carrying amount of the asset to the undiscounted future cash flows associated with the asset. In the event the future cash flows are less than their carrying value, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined long-lived assets were not impaired at December 31, 2022 and 2021.

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

Prior to the Company’s conversion to a Delaware corporation in February 2021, the Company was a limited liability company and had elected to be treated as a pass-through entity for income tax purposes. Accordingly, taxable income and losses of the Company were reported on the income tax returns of its members, and no provision for federal income taxes have been recorded in the accompanying financial statements. Had the Company been a taxable entity, no provision for income taxes would have been recorded as the Company has sustained losses since inception.

Revenue Recognition

Revenue will be measured according to Accounting Standards Codification (“ASC”) 606, Revenue – Revenue from Contracts with Customers, and will be recognized based on consideration specified in a contract with a customer and will exclude any sales incentives and amounts collected on behalf of third parties. We will recognize revenue when we satisfy a performance obligation by transferring control over a service or product to a customer. We will report revenues net of any tax assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in our statements of operations. Collected taxes, if applicable, will be recorded within other current liabilities until remitted to the relevant taxing authority.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the year ended December 31, 2022, and December 31, 2021, was $760,940 and $130,565, respectively.

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

Liquidity, Capital Resources and Going Concern

Our existing cash of $1.66 million at December 31, 2022 will only be sufficient to fund our current operating plans into the second quarter of 2023. The Company has based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

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

Note 2 – Property & Equipment and Software Development Costs

Property and equipment and software development costs consisted of the following as of:

	December 31,
	2022	2021
Computers and equipment	$99,940	$767,318
Furniture	7,262	7,262
Software	–	5,228
Accumulated Depreciation	(66,121)	(707,042)
Total property and equipment, net	$41,080	$72,766

Software development costs	$6,626,049	$4,698,752
Accumulated amortization	(2,491,824)	(1,535,681)
Total software development costs, net	$4,134,225	$3,163,071

The Company recognized depreciation expense of $35,495 and $19,919 for the years ended December 31, 2022, and 2021, respectively related to property and equipment and amortization expense of $956,144 and $146,737 for the years ended December 31, 2022, and 2021, respectively related to software development costs.

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2022	2021
Accounts payable and accrued liabilities	$289,955	$210,929
Credit cards payable	6,072	12,267
Accrued interest	28,111	–
	$324,138	$223,196

Note 4 – Line of Credit

On April 10, 2018, the Company entered into a line of credit with a financial institution, which was amended in July 2019 and March 2021. The principal balance was repaid in full on July 8, 2021. Interest expense for the year ended December 31, 2021 was $66,412.

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

The shareholder who previously provided the $2 million control account had a collateral agreement with the Company which is described in Note 5. This agreement was terminated in March 2021.

Note 5 – Convertible Notes Payable, Notes Payable to Related Parties and Deferred Salary and Promissory Notes

Convertible notes payable

During the year ended December 31, 2020, existing investors purchased $404,601 of our convertible notes. These convertible notes accrued interest at 6.0% per year and were scheduled to mature on December 31, 2021. In conjunction with the February 2021 IPO, the Notes automatically converted into 2,066,176 shares of common stock at discounts ranging from 50% to 75% of the IPO price. Interest expense for the year ended December 31, 2021, was $16,586.

Accrued fees to a related party

The Company had an agreement with a shareholder to provide collateral for a bank line of credit described in Note 4 – Line of Credit. The amount of the cash collateral provided by the shareholder to the bank was $2.0 million. The collateral agreement required a commitment to pay collateral fees of $710,000 (comprised of annual interest of $660,000 plus the $50,000 renewal fee) to the shareholder and issue 3,454 common stock warrants. In January 2019, in connection with the collateral agreement, the Company converted accrued fees of $725,000 into an unsecured note payable, which bore interest at 33% annually and had a maturity date of December 31, 2021. The fees that accrued on the collateral arrangement were 33% percent of the collateral amount annually plus an annual renewal fee of $50,000. Interest expense for the year ended December 31, 2021, $208,727. This collateral agreement terminated in March 2021.

In conjunction with the February 2021 IPO, the notes payable and accrued interest due to this shareholder were converted to 1,667,859 shares of common stock.

Promissory notes payable

During the twelve months ended December 31, 2020, the Company issued, to a number of existing shareholders, in four separate tranches, $1,857,764 of Promissory Notes that accrue interest at a rate of 6% per year and were scheduled to mature on December 31, 2021. When issued, the notes incorporated the following attributes: interest on the Notes accrue at 6% and upon the successful completion of a qualified IPO by December 31, 2021, the notes and accrued interest would convert into equity at a per share valuation equal to $40.0 million. In addition, each investor in the Promissory Notes would receive shares and warrants based on a formula that takes into account the number of shares and warrants the investor owned before the investment in these Promissory Notes, as well as a portion of the bonus allocation of 1,038,342 shares made available to the investors. Interest expense for the year ended December 31, 2021, was $14,454.

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

During 2019, the Company issued notes payable (the “Notes”) to three related parties for $80,000, $200,000, and $50,000, respectively. The Notes did not accrue interest or have a stated maturity date. The outstanding note payable for $80,000 was repaid in January 2020. In December 2019, the two other note holders elected to convert their notes into convertible Notes due December 31, 2021. Two other existing investors, who were owed a total of $17,197 for services by the Company, also agreed to convert their payables into convertible Notes. During 2019 the Company issued a note payable to a related party for consulting services incurred by the Company in the amount of $486,198. As of December 31, 2020, the outstanding balance for consulting services was $440,904. The Company paid these Notes in the first quarter of 2021.

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

In November 2022, the Company entered into a Secured Bridge Note (“Note”) financing with an existing stockholder of the Company. The principal amount of the Note is $2,200,000 including an original issue discount of $200,000. The Note bears interest at an annual rate of 10% and matures in May 2023. The Note is secured by a lien on substantially all of the Company’s assets. At maturity, the lender has the option to convert any original issue discount and accrued but unpaid interest into shares of the Company’s common stock at a fixed conversion price of $1.23 per share. The conversion right is available to the lender at the earlier of (i) maturity, or (ii) payback of all the principal. In connection with the Note financing, the Company issued 300,000 common stock warrants with a five-year term and an exercise price of $2.10 per share. The warrants were valued at $361,878, which was recorded as an additional debt discount. The Company has the option to extend the maturity date by six months to November 2023. In the event of an extension, the interest rate on the Note will increase to 20% and the Company will issue to the lender an additional 300,000 warrants.

As of December 31, 2022, the balance of the Note, net of debt issuance costs, was $1,775,956. Interest expense related to the Note for the year ended December 31, 2022, was $165,945.

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

Note 7 – Commitments and Contingencies

Operating Lease

In April 2021, the Company entered into a lease agreement for office space in Boulder, Colorado comprising of 8,639 square feet. The lease commenced on May 15, 2021, and terminated after 12 months. The lease had an initial base rent of $7,150 per month, with the first 15 days rent free and included three separate six month renewal options, subject to fixed rate escalation increases. In November 2022, the Company amended the lease reducing the square footage rented to 2,160 with a base rent of $4,018 per month. The amended lease terminates after 13 months. The Company previously leased approximately 3,000 square feet of office space that expired on April 30, 2021.

Rent expense was $104,223 and $75,336 for the years ended December 31, 2022, and 2021, respectively.

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Contingencies

A pre-IPO investor has contacted the Company claiming damages caused by alleged acts and omissions arising from a private financing by the Company. No complaint has been filed by the investor. The alleged damages asserted by the investor are less than approximately $300,000. The Company believes it has meritorious defense to the investor's claims.

Note 8 - Share-based Compensation

Stock Options

The following table presents the activity for stock options outstanding:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2020	300,353	$3.65
Granted	1,235,500	$2.79
Forfeited/canceled	(31,062)	$3.01
Exercises	–	–
Outstanding - December 31, 2021	1,504,791	$2.96

Granted	683,136	$1.46
Forfeited/canceled	(524,754)	$2.63
Exercised	–	–
Outstanding - December 31, 2022	1,663,173	$2.45

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price*	Life*	Number	Price*
$2.70	68,518	$ 2.70	0.76	68,518	$2.70
$2.90	53,128	$ 2.90	4.79	53,128	$2.90
$4.26	171,197	$ 4.26	6.41	161,388	$4.26
$2.79	772,194	$ 2.79	7.90	380,299	$2.79
$1.79	208,750	$ 1.79	8.53	59,687	$1.79
$1.21	389,386	$ 1.21	9.62	194,692	$1.21
Total - December 31, 2022	1,663,173	$ 2.45	7.91	917,712	$2.65

________________________

* Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

During the year ended December 31, 2022, the Company granted 683,136 stock options to certain executives and key employees. Under the terms of the option agreements, the options are subject to certain vesting requirements.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

		Weighted
	Restricted Stock	Average Exercise
	Units	Price
Outstanding - December 31, 2020	–	–
Granted	424,500	–
Forfeited/canceled	–	–
Exercised	–	–
Outstanding - December 31, 2021	424,500	–

Granted	282,983	–
Forfeited/canceled	(45,381)	–
Exercised	(98,243)	$1.79
Outstanding - December 31, 2022	563,859	–

During the year ended December 31, 2022, the Company granted 282,983 restricted stock units. Under terms of the restricted stock agreements, the restricted stock units are subject to certain vesting requirements.

The Company recognized share-based compensation expense related to stock options and restricted stock units of $1,001,889 and $1,237,481 for the years ended December 31, 2022, and 2021, respectively. The remaining unvested share-based compensation expense of $1,616,569 is expected to be recognized over the next 37 months.

Warrants

The following table presents the activity for warrants outstanding:

		Weighted
	Warrants	Average Exercise
	Outstanding	Price
Outstanding - December 31, 2020	358,334	$7.02
Granted	4,909,936	$4.58
Forfeited/cancelled/restored	–	$–
Exercised	(1,096,023)	$4.52
Outstanding - December 31, 2021	4,172,247	$4.80

Granted	300,000	$2.10
Forfeited/cancelled/restored	–	$–
Exercised	(148)	$0.87
Outstanding - December 31, 2022	4,472,099	$4.62

In connection with the February 2021 IPO, the Company issued 3,991,818 warrants to purchase shares of common stock and issued to 598,772 warrants to its underwriters to cover over-allotments. The Company also issued 319,346 of representative warrants to its underwriters to purchase shares of common stock and these representative warrants contain a cashless exercise feature.

During the year ended December 31, 2021, certain holders of our publicly traded Series A Warrants exercised 1,091,692 warrants for 1,091,692 million shares of common stock at the cash exercise price of $4.5375 per share. In addition, certain holders of our Pre-IPO warrants exercised 4,331 warrants for 2,887 shares of common stock at the net exercise price of $0.87 per share.

During the year ended December 31, 2022, in connection with the issuance of a Secured Bridge Note, the Company issued 300,000 warrants to purchase shares of common stock at the exercise price of $2.10 per share.

During the year ended December 31, 2022, 148 warrants were exercised using the cashless option into 112 shares of common stock.

All the outstanding warrants are exercisable and have a weighted average remaining contractual life of approximately 3 years as of December 31, 2022.

Note 9 – Stockholders’ Equity

On February 17, 2021, the Company converted its LLC membership equity units into 485,441 shares of Common Stock with a $0.001 par value. The conversion has been given retrospective treatment.

Note 10 – Income Taxes

For the year ended December 31, 2022 and 2021, the Company recorded no income tax benefit for the net operating losses incurred during the year, due to the uncertainty of realizing a benefit from those items.

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate reported in the financial statements:

	December 31, 2022
Income tax expense (benefit) at federal statutory rate	(1,448,463)	21.00%
State and local income taxes, net of federal tax benefit	(307,021)	4.45%
Prior year true-ups	39,787	-0.58%
Other	31,442	-0.46%
Changes in valuation allowance	1,684,255	-24.42%
Total provision expense (benefit) for income taxes	$0	0.00%

Significant components of the Company’s deferred taxes consisted of the following:

December 31, 2022
Deferred tax assets:
Stock based compensation	618,691
Federal net operation losses	2,324,319
State net operation losses	397,846
Other assets	12,772
Total deferred tax assets	$3,353,628
Less: Valuation allowance	(2,787,033)
Total deferred tax assets, net of valuation allowance	$566,595

Deferred tax liabilities:
Capitalized software	(556,492)
Property & equipment	(10,103)
Total deferred tax liabilities	$(566,595)

Total net deferred tax asset (liability)	$–

For the period ended December 31, 2022, the Company has federal and state net operating loss carryforwards of $11,068,185 and $11,068,185, respectively.

The Federal net operating loss carryforwards do not have an expiration, however, are limited to 80% of the excess of taxable income over the total Net Operating Loss Deduction, the state net operating loss carryforwards will conform to the federal provisions.

Additionally, after weighting all available and positive and negative evidence for the period ended December 31, 2022, the Company has recorded a valuation allowance of $(2,787,033).

The Company continuously monitors its current and prior filing positions in order to determine if any unrecognized tax positions need to be recorded. The analysis involves considerable judgement and is based on the best information available. For the period ended December 31, 2022, the Company is not aware of any positions which require an uncertain tax position liability.

The Company is subject to taxation in the United States and Colorado. The statute of limitations on the initial tax return filed for 2021 tax year will expire in 2025 for federal and in 2026 for state jurisdictions.

Note 11 – Net Loss Per Share

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

As of December 31, 2022, and 2021, 6,318,758 and 5,009,315, respectively of potentially dilutive weighted average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

Note 12 – Subsequent Events

On February 10, 2023, the Company’s board of directors appointed Timothy J. Ackerman as the Company’s new Chief Financial Officer. In connection with Mr. Ackerman's appointment, the compensation committee of Auddia's board of directors granted Mr. Ackerman (i) an inducement stock option to purchase an aggregate of 150,200 shares of Auddia common stock, and (ii) 37,500 restricted stock units for Auddia common stock. These stock options and RSUs were agreed to and granted as an inducement material to Mr. Ackerman entering into employment with Auddia in accordance with Nasdaq Listing Rule 5635(c)(4). The RSUs and options are both subject to certain vesting requirements.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure

On March 8, 2023, we were advised by Daszkal Bolton, LLP (“Daszkal”), the Company’s independent registered public accounting firm, that Daszkal completed a business combination agreement with CohnReznick LLP (“CohnReznick”). As a result of this transaction, Daszkal will resign as the Company’s independent registered public accounting firm following the filing of this Annual Report. The Company’s current Daszkal audit team is now part of CohnReznick and the Company expects it will likely engage CohnReznick to serve as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2023 but has not engaged them at this time.

Daszkal’s reports on the Company’ financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2022 and 2021, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Daszkal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Daszkal’s satisfaction, would have caused Daszkal to make reference thereto in its reports on the financial statements for such years; and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K, except that Daszkal advised the Company of material weaknesses in its internal control over financial reporting as of December 31, 2021 and 2020.

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

Internal Control Over Financial Reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2018 and remained unremediated as of December 31, 2022. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

The material weaknesses we identified are related to the design and maintenance of an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately and we did not design and maintain controls to ensure adequate segregation of duties within our financial reporting function including the preparation and review of journal entries. In response to the material weaknesses, we took a number of actions to improve our internal control over financial reporting and determined that as of December 31, 2022, that although the controls that were designed have been implemented, the documentation and testing of such controls was not yet completed sufficiently enough to conclude that the material weaknesses have been remediated.

Remediation Activities

Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken during the year ended December 31, 2022:

•	continue to strengthen our internal policies, processes and reviews, including drafting of related documentation thereof;
•	engage outside consultants to ensure that appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review;
•	started internal control documentation along with engaging outside consultants to assist in the design, implementation and documentation of internal controls to address the relevant risks; and
•	hired additional accounting resources with appropriate levels of experience, including a new chief financial officer in 2021

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

While progress has been made to enhance our internal control over financial reporting, we are still in the process of documenting and testing these processes, procedures and controls. Additional time is required to complete this phase and to assess and ensure the sustainability of these procedures. We believe the above actions will be effective in remediating the material weaknesses described above and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls have been documented and tested such that management has concluded that these controls are operating effectively.

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

Changes in Internal Control Over Financial Reporting

Other than the applicable remediation efforts described in “Remediation of Previously Reported Material Weaknesses” above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive officers and directors

Set forth below are the names, ages and positions of our executive officers and directors as of March 1, 2023.

Name	Age	Position(s) held	Served as a Director and/or Officer Since
Executive Officers
Jeffrey Thramann, M.D.	58	Executive Chairman and Director	2012
Michael Lawless	60	Chief Executive Officer, Secretary & Director	2012
Peter Shoebridge	59	Chief Technology Officer	2013
Timothy J. Ackerman	59	Chief Financial Officer	2023

Non-Employee Directors
Stephen Deitsch	51	Director, Lead Independent Director	2021
Timothy J. Hanlon	57	Director	2021
Thomas Birch	70	Director	2021

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

Prior to ProNerve and concurrent with Lanx, Dr. Thramann was the founder and chairman of U.S. Radiosurgery (USR). USR is a healthcare services company that provides advanced radiosurgical treatments for tumors throughout the body. USR became the largest provider of robotic guided CyberKnife treatments of such tumors in the U.S. and was sold to Alliance Healthcare Services (Nasdaq; AIQ) in 2011. From 2001 through 2008, Thramann was the founder and senior partner of Boulder Neurosurgical Associates, a neurosurgical practice serving Boulder County, Colorado. Dr. Thramann is the named inventor on over 50 U.S. and international issued and pending patents. He completed his neurosurgical residency and complex spinal reconstruction fellowship at the Barrow Neurological Institute in Phoenix, AZ, in 2001. He is a graduate of Cornell University Medical College in New York City and earned a BS in electrical engineering management at the U. S. Military Academy in West Point, NY. Dr. Thramann currently serves as the Executive Chairman of Aclarion, Inc. (NASDAQ: ACON), a healthcare technology company that is leveraging MR Spectroscopy, biomarkers, and augmented intelligence algorithms to improve the diagnosis and treatment of chronic low back pain.

Michael Lawless, Chief Executive Officer and Director: Mr. Lawless is a technology startup veteran having held key leadership positions in research and development, engineering, product development and operations. Prior to joining the Company in 2012, from 2009 to 2011 he was one of the founding executives and Chief Operating Officer of Trada, Inc., a company engaged in the business of crowdsourced digital ad campaign creation and management. In addition to establishing the business operations and processes for Trada, he was responsible for building and managing the product team and operating their internet advertising marketplace SaaS product. He earned a BS in Human Factors Engineering from the U.S. Air Force Academy and his master’s degree in Experimental Psychology with an emphasis on Human-Computer Interaction from The University of Dayton.

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

Timothy J. Ackerman, Chief Financial Officer: Mr. Ackerman joined the Company in 2023. He brings over twenty years of finance and operational experience in the software and services industry with both publicly traded and privately held companies. From 2020 to 2022, he served as Chief Financial Officer and a board member at Premier Crop Systems, LLC (“PCS”), a venture capital backed and leading precision agronomy data processing and analytics software and services company. PCS was sold to another privately held company in 2022. From 2016 to 2020, Mr. Ackerman attended business school and also took a career sabbatical. From 1997 to 2016, Mr. Ackerman served as Vice President of Finance with CSG Systems International, Inc. (Nasdaq: CSGS), a leading multinational SaaS software and services company. Mr. Ackerman is a certified public accountant and a chartered global management accountant. He earned both his MBA and BS in Business Administration from the University of Nebraska.

Non-employee directors

Stephen M. Deitsch, Director: Mr. Deitsch has extensive strategic, operational, and financial leadership experience at both publicly traded and privately held companies. Since September 2020, Mr. Deitsch has served as Chief Financial Officer of Paragon 28, Inc. (NYSE: FNA), a leading global orthopedics company. From April 2017 to August 2019, Mr. Deitsch served as Senior Vice President and Chief Financial Officer of BioScrip, Inc. (formerly Nasdaq: BIOS) which is now part of Option Care Health, Inc. (Nasdaq: OPCH). From August 2015 to April 2017, Mr. Deitsch served as Executive Vice President, Chief Financial Officer and Corporate Secretary of Coalfire, Inc., a leading cyber-security firm. Mr. Deitsch served as the Chief Financial Officer of Biomet Spine, Bone Healing, and Microfixation from July 2014 to July 2015 and as Vice President Finance, Corporate Controller of Biomet, Inc. from February 2014 to July 2014. Mr. Deitsch was the Chief Financial Officer of Lanx, Inc. from September 2009 until it was acquired by Biomet in October 2013. From 2002 to 2009, Mr. Deitsch served in various senior financial leadership roles at Zimmer Holdings, Inc. (formerly NYSE: ZMH) and now part of Zimmer Biomet, Inc (NYSE: ZBH). Mr. Deitsch has been a director of Green Sun Medical, a privately held medical device company, since October 2017. Since 2022, Mr. Deitsch has served as a director of Aclarion, Inc. (NASDAQ: ACON), a healthcare technology company that is leveraging MR Spectroscopy, biomarkers, and augmented intelligence algorithms to improve the diagnosis and treatment of chronic low back pain. Mr. Deitsch holds a B.S. in Accounting from Ball State University and has an inactive CPA license.

Timothy J. Hanlon Director: Mr. Hanlon is the founder and Chief Executive Officer of the Chicago-based Vertere Group, LLC – a boutique strategic consulting and advisory firm focused on helping forward-leaning media companies, brands, entrepreneurs, and investors benefit from rapidly changing technological advances in marketing, media and consumer communications. Prior to forming Vertere in 2012, Mr. Hanlon created and led corporate ventures practices at marketing agency holding companies Publicis Groupe and Interpublic Group, overseeing 70+ early-stage investments and partnerships – including over two dozen successful M&A and IPO exits – with notable firms such as: PlutoTV (acquired by ViacomCBS); Data+Math (LiveRamp); Clypd (AT&T/Xandr); Sling Media (Echostar/Dish Network); Navic Networks (Microsoft); Brightcove (IPO); and Visible World (Comcast), among others. Previously, Mr. Hanlon was Senior Vice President/Director, Emerging Contacts for Publicis’ iconic media agency Starcom MediaVest Group, where he was chiefly responsible for pioneering all US client activity and agency initiatives in the field of emerging media technologies – including the establishment of the firm’s ground-breaking “TV 2.0 Practice,” centered around evolutionary television platforms. Mr. Hanlon has over 25 years of extensive executive experience in traditional, digital and “emerging” media & marketing – and his insights into the future of media, advertising and marketing are regularly seen in major electronic, print and trade press outlets. Mr. Hanlon holds an MBA from the University of Chicago, Booth Graduate School of Business, and a BA from Georgetown University.

Thomas Birch, Director: Mr. Birch brings over 50 years of on-air, online, media, media research and media brokerage experience. Since 2005, Mr. Birch has been the owner and CEO of Lakes Media LLC, a six-station radio group operating in southern Virginia and northern North Carolina. In addition, since 2018 Mr. Birch has also been a Director of Media Services Group, one of the nation’s largest brokers of radio stations, television stations, broadcast towers and other broadcast-related entities. Mr. Birch was the founder and CEO of Birch Research Corporation, a syndicated radio ratings and market research company. In 1987, Birch Research was acquired by Dutch publishing conglomerate VNU (now known as Nielsen). Following the sale, the company merged with VNU subsidiary Scarborough Research and was renamed Birch/Scarborough Research. Mr. Birch served as Chairman and CEO of the merged Birch/Scarborough entity until his departure in 1990. At its peak, Birch/Scarborough employed more than 1,200 people nationwide and maintained sales offices in New York, Chicago, Los Angeles, Atlanta, and Dallas and through its Canadian subsidiary Birch Radio/Canada, had offices in Toronto and Montreal. Mr. Birch was a Partner and Chief Financial Officer of Simmons Market Research Bureau from 2001 to 2003, where he significantly reduced operating expenses, increased operating profits and refinanced company debt which enabled the company to avoid bankruptcy and be positioned for acquisition in 2004 by Experian. From 1990 through 1999, Mr. Birch was owner and CEO of Opus Media Group, a radio group owner with stations operating in Florida, Georgia, Louisiana and Mississippi. Mr. Birch is a member of the National Association of Broadcasters Committee on Local Radio Audience Measurement (COLRAM) and continues to have a voice in the improvement of audience measurement metrics from Nielsen Audio and other research providers. Mr. Birch is a native of Binghamton, NY and holds a BS from the School of Industrial and Labor Relations at Cornell University.

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

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed to date in 2022.

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

Stockholder Communications with the Board

Any stockholder or interested party who desires to contact our board, or specific members of our board, may do so electronically by sending an email to our CFO at the following address: tackerman@auddia.com. Alternatively, a stockholder may contact our board, or specific members of our board, by writing to: Auddia Inc., 2100 Central Avenue, Suite 200, Boulder, Colorado 80301, Attn: CFO. All such communications will be initially received and processed by the office of our CFO. Communications concerning accounting, audit, internal accounting controls and other financial matters will be referred to the Chair of the Audit Committee. Other matters will be referred to the board, the non-employee directors or individual directors, as appropriate.

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

Compensation Committee Interlocks and Insider Participation

None of the current members of our compensation committee has at any time been one of our officers or employees. None of our executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee during the year ended December 31, 2022.

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

Number of Meetings

The board held a total of eight meetings in 2022. In 2022, our Audit Committee held five meetings, our Compensation Committee held five meetings, and our Nominating and Governance Committee held four meetings. Each director attended at least 75% of the aggregate of the total number of meetings of the board and the board committees on which he served.

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

Our board of directors approved the following compensation for our non-employee directors in 2022. Our non-employee directors will receive annual cash compensation of (i) $25,000 for service on the board (ii) $20,000 for service as the Audit Committee chair, (iii) $10,000 for Compensation Committee chair, and (iv) $10,000 for Nominating and Governance Committee chair. All cash payments will be made quarterly in arrears, and pro-rated for any partial quarters of service.

The following Director Compensation Table summarizes the compensation of each of our non-employee directors for services rendered to us during the year ended December 31, 2022:

	Fees Earned or Paid	Stock Awards	Option Awards ($)	All Other
Name	in Cash ($)	($)(1)	($)	Compensation ($)	Total ($)
Stephen Deitsch	45,000	–	–	–	45,000
Timothy J. Hanlon	35,000	–	–	–	35,000
Thomas Birch	35,000	–	–	–	35,000

Item 11.	Executive Compensation

Executive Compensation Overview

As an “emerging growth company,” we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act.

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during our fiscal year 2022, and our next two most highly compensated executive officers in respect of their service to our company for fiscal year 2022. Our named executive officers, or the Named Executive Officers, for the year ended December 31, 2022, are:

•	Jeffrey Thramann, our Executive Chairman;
•	Michael Lawless, our Chief Executive Officer; and
•	Peter Shoebridge, our Chief Technical Officer

Summary Compensation Table Year Ended December 31, 2022

The following table contains information about the compensation paid to or earned by each of our Named Executive Officers during the two most recently completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Jeffrey Thramann	2022	300,000(1)	-0-	425,513	-0-	-0-	725,513
Executive Chairman	2021	255,200(1)	-0-	418,500	-0-	-0-	718,500

Michael Lawless	2022	260,000	-0-	-0-	271,746	-0-	531,746
Chief Executive Officer	2021	260,000	-0-	-0-	801,452	-0-	1,061,452

Peter Shoebridge	2022	225,000	-0-	-0-	101,828	-0-	326,828
Chief Technology Officer	2021	225,000	-0-	-0-	474,602	-0-	699,602

(1)	Beginning after the Company’s IPO, Dr. Thramann earns an annual salary of $300,000.

(2)	The “Bonus” column represents discretionary bonuses earned pursuant to our annual incentive bonus program. Each of Dr. Thramann, Mr. Lawless and Mr. Shoebridge is each eligible to receive a bonus based on the achievement of certain business goals set by our Board on an annual basis. The maximum bonus opportunity for each of Messrs. Thramann, Lawless and Shoebridge, expressed as a percentage of their base salary, is 50%. As of the filing date of this Annual Report, the Company has not approved or paid any annual cash bonuses for the 2022 year.

(3)	Represents the grant date fair value of RSU and stock option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For information regarding assumptions underlying the valuation of equity awards, see Note8 to our consolidated financial statements included in this Annual Report on Form 10-K.

Outstanding Equity Awards at December 31, 2022

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2022.

		Option Awards(1)				Stock Awards(1)(2)

		Number of	Number of			Number of	Market
		Securities	Securities			Shares or	Value of
		Underlying	Underlying			Units of	Shares or
		Unexercised	Unexercised	Option		Stock That	Units That
		Options	Options	Exercise	Option	Have Not	Have Not
	Grant	(#)	(#)	Price	Expiration	Vested	Vested
Name	Date	Exercisable	Unexercisable	($)	Date	(#)	($)(4)(3)
Dr. Jeffrey Thramann	8/11/2021(4)	–	–	–	–	75,000	72,000
	2/16/2022(5)	–	–	–	–	150,000	144,000
	12/9/2022(6)	–	–	–	–	132,983	127,664

Michael Lawless	8/15/2019(7)	74,635	5,871	4.26	8/15/2029	–	–
	8/11/2021(8)	75,000	75,000	2.79	8/11/2031	–	–
	9/8/2022(9)	141,491	141,492	1.21	9/8/2032	–	–

Peter Shoebridge	8/15/2019(7)	25,408	1,999	4.26	8/15/2029	–	–
	8/11/2021(8)	75,000	75,000	2.79	8/11/2031	–	–
	9/8/2022(9)	53,201	53,202	1.21	9/8/2032	–	–

_______________________

(1)	Each equity award is subject to the terms of our 2021 or 2013 Equity Incentive Plan.
(2)	All RSUs are settled, and shares delivered on the vesting date. Accordingly, there are no vested RSUs that remain outstanding.
(3)	Based on the closing price of a share of the Company’s common stock on the Nasdaq Capital Market of $0.96 on December 30, 2022.
(4)	Represents RSU awards that vest 50% on February 16, 2022, 25% on February 16, 2023, and 25% on February 16, 2024.
(5)	Represents RSU awards that vest 33% on February 16, 2023, 33% on February 16, 2024, and 34% on February 16, 2025.
(6)	Represents RSU awards that vest 100% on February 16, 2023.
(7)	2019 grant represents option awards that vest 50% on August 15, 2019, grant date. The remaining portion of the option vests equally over 48 months.
(8)	2021 grant represents option awards that vest 50% on August 12, 2022, 25% on February 16, 2023, and 25% on February 16, 2024.
(9)	2022 grant represents option awards that vest 50% on the September 8, 2022, grant date. The remaining portion of the option vests in two equal installments on February 16, 2023, and February 16, 2024.

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

Employment Agreement with Mr. Ackerman

Effective February 6, 2023, we entered into an employment agreement with Mr. Ackerman. The employment agreement provides for an initial annual base salary of $225,000 as well as an entitlement to an annual incentive bonus, upon certain conditions, in an amount determined by our board of directors. The target annual bonus for Mr. Ackerman, expressed as a percentage of base salary, is 50%.

In connection with Mr. Ackerman's employment, he was granted (i) an inducement stock option to purchase an aggregate of 150,200 shares of Auddia common stock, and (ii) 37,500 restricted stock units for Auddia common stock. These stock options and RSUs were agreed to and granted as an inducement material to Mr. Ackerman entering into employment with Auddia in accordance with Nasdaq Listing Rule 5635(c)(4).

If the Company terminates Mr. Ackerman’s employment without cause or Mr. Ackerman terminates for good reason, he is entitled to receive six months of base salary, (ii) up to six months of paid health insurance under COBRA, and (iii) any earned but unpaid bonus for a prior completed fiscal year. In addition, in the event of a change of control and a subsequent termination of Mr. Ackerman’s employment without cause, the Company will accelerate the vesting of all of unvested stock options and RSUs as of the later of the effective date of the change in control and the last day of service.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2023, by (i) each person who beneficially owned more than 5% of our outstanding shares of common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, the address of each executive officer and director is c/o Auddia, 2100 Central Avenue, Suite 200, Boulder, CO 80301.

The number of shares of common stock “beneficially owned” by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of shares of our common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power, and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after March 10, 2023.

The calculations set forth below are based upon 12,850,709 shares of common stock outstanding at March 10, 2023.

Unless otherwise indicated below, and subject to community property laws where applicable, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Jeffrey Thramann (1)	2,022,719	15.58%
Richard Minicozzi (2)	2,112,945	15.99%

Executive Officers and Directors:
Michael Lawless (3)	435,130	3.28%
Peter Shoebridge (4)	235,042	1.80%
Stephen Deitsch (5)	32,024	0.25%
Timothy J. Hanlon (5)	32,024	0.25%
Thomas Birch (5)	32,024	0.25%
All directors and executive officers as a group (7 persons)	2,798,338	20.52%

___________________________

(1)	Dr. Thramann is also a director of the Company. Includes (i) 1,888,583 shares of common stock, and (ii) 134,136 shares underlying outstanding common stock warrants. Does not include (i) 969,000 shares of common stock underlying Series A warrants (which warrants are not currently exercisable by Dr. Thramann due to the operation of a 4.99% beneficial ownership exercise restriction contained in such warrants), and (ii) 138,000 shares underlying currently unvested RSUs granted under our 2021 equity incentive plan.
(2)	Includes (i) 1,750,450 shares of common stock, and (ii) 362,495 shares underlying outstanding common stock warrants. Does not include any shares relating to the conversion feature contained in the senior secured bridge note held by Mr. Minicozzi because such conversion feature will not be exercisable within 60 days of March 10, 2023.
(3)	Includes (i) 18,501 shares of common stock, and (ii) 416,629 shares of common stock underlying stock options exercisable within 60 days of March 10, 2023. Does not include 144,008 of unvested options granted under our equity incentive plans.
(4)	Includes 235,042 shares of common stock underlying stock options exercisable within 60 days of March 10, 2023. Does not include 102,458 of unvested options granted under our equity incentive plans.
(5)	Includes 32,024 shares of common stock. Does not include 45,750 shares underlying currently unvested RSUs granted under our 2021 equity incentive plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2022, with respect to all of our equity compensation plans in effect on that date:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	1,903,281	1.74	511,056

Equity Compensation Plans Not Approved by Stockholders	–	–	–

Total	1,903,281	1.74

_______________

(1)	Consists of stock options granted under the Clip Interactive, LLC 2013 Equity Incentive Plan, as amended and the Auddia Inc. 2021 Equity Incentive Plan, as amended. We ceased granting awards under the 2013 Plan upon the implementation of the 2021 Plan described below.

The Company’s 2021 Equity Incentive Plan became effective upon the completion of the IPO in February 2021 and serves as the successor equity incentive plan to the 2013 Plan.

The 2021 Equity Incentive Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2022 and ending in 2030 equal to the lesser of (a) five percent (5%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors. On January 1, 2022 and 2023, the Company had an additional 620,820 and 632,747 shares added to the 2021 Equity Incentive Plan, respectively, pursuant to the evergreen provision.

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

The Company previously had a line of credit with a bank. Prior to the Company’s IPO, the available principal balance under the line of credit was $6,000,000. The line of credit was collateralized by all assets of the Company as well as certain cash assets of two shareholders in control accounts at the lender, Richard Minicozzi, who is a significant stockholder of the Company, and Jeffrey Thramann, our Executive Chairman. Mr. Minicozzi’s control account had a balance of $2,000,000 and Dr. Thramann’s control account had a balance of $4,000,000. Dr. Thramann also personally guaranteed the full amount of the loan. The outstanding balance on the line of credit at December 31, 2020 was $6,000,000. Following the closing of our IPO, the Company used $4,000,000 of the proceeds to repay $4,000,000 to the bank. The maximum outstanding amount of the line of credit was then reduced to $2,000,000. The bank released the control accounts of Mr. Minicozzi and Dr. Thramann. Dr. Thramann no longer personally guarantees the line of credit. In July 2021, we paid the remaining outstanding $2.0 million out of our restricted cash and terminated our line of credit.

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

During 2017 and 2018, the Company entered into notes payable (the "Notes") with Dr. Thramann for $330,000 and $100,000, respectively, $60,000 of the $100,000 was repaid in 2018. The Notes did not accrue interest and did not have a stated maturity date. The Notes were expected to be repaid as cash flow permitted. During 2018, the Notes, with an outstanding balance of $370,000, were converted into 3,217,065 Series C LLC preferred units at $0.115 per unit.

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

Dr. Thramann has participated as an investor in multiple private placements of the Company’s securities. The terms of Dr. Thramann’s participation in these private placements were the same as were made available to other investors participating in these transactions. During 2020, Dr. Thramann purchased an aggregate of $36,149 of our convertible notes. As described in Note 5 to our financial statements, these convertible notes converted into shares of common stock in connection with our February 2021 IPO.

On November 14, 2022, we entered into a secured bridge note financing with Richard Minicozzi, who is a significant existing stockholder of the Company. The Company received $2,000,000 of gross proceeds in connection with this financing. The principal amount of the secured note is $2,200,000. The secured note has a 10% interest rate and matures on May 31, 2023. The secured note is secured by a lien on substantially all of the Company’s assets. At maturity, Mr. Minicozzi has the option to convert any original issue discount and accrued but unpaid interest into shares of the Company’s common stock. The fixed conversion price is $1.23 per share. In connection with the secured note financing, the Company issued Mr. Minicozzi 300,000 common stock warrants with a five-year term and a fixed $2.10 per share exercise price.

The Company has the option to extend the maturity date of the secured notes by six months to November 30, 2023. In the event of an extension, the interest rate on the secured note will increase to 20% and the Company will issue an additional 300,000 warrants.

Mr. Minicozzi will not be able to receive shares upon conversion or exercise, unless prior stockholder approval is obtained, if the number of shares to be issued to the investor, when aggregated with all other shares of common stock then owned by the investor beneficially or deemed beneficially owned by the investor, would (i) result in the investor owning more than the Beneficial Ownership Limitation (as defined below), as determined in accordance with Section 13 of the Securities Exchange Act of 1934 or (ii) otherwise constitute a Change of Control within the meaning of Nasdaq Rule 5635(b). The “Beneficial Ownership Limitation” shall be 19.99% of the number of shares of the common stock outstanding immediately prior to the proposed issuance of shares of common stock.

Item 14.	Principal Accountant Fees and Services

The firm of Daszkal Bolton LLP, independent registered public accounting firm, has been selected by the audit committee as auditors for Auddia for the fiscal years ending December 31, 2022, and December 31, 2021. Daszkal Bolton LLP has served as the independent registered public accounting firm for Auddia since 2020.

The audit committee is solely responsible for selecting Auddia’s independent registered public accounting firm and has appointed Daszkal Bolton LLP as auditors for Auddia for the fiscal year ending December 31, 2022. Stockholder approval is not required to appoint Daszkal Bolton LLP as Auddia’s independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees

The following is a summary and description of fees incurred by Daszkal Bolton LLP for the fiscal year ended December 31, 2022, and 2021:

	2022	2021
Audit fees (1)	$102,500	$127,000
Tax fees	–	–
All other fees (2)	–	28,160
Total fees	$102,500	$155,160

________________________

(1)	Audit fees consist of fees for the audit of our annual financial statements and the review of our interim financial statements.
(2)	Consists of services provided in connection with the registration statement for the IPO of our common stock, which was completed in February 2021.

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

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Bylaws of the Company	8-K	02-22-2021	3.2
3.3		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
3.4		Form of Series A Warrant	S-1/A	02-05-2021	3.6
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities	10-K	03-31-2021	4.3
10.1	#	Employment Agreement of Michael T. Lawless	S-1	01-10-2020	10.1
10.2	#	Employment Agreement of Peter Shoebridge	S-1	01-10-2020	10.2
10.3	#	Form of Auddia Inc. 2020 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.4		Collateral and Security Agreement with Related Party (Minicozzi)	S-1/A	01-28-2020	10.4
10.5		Form of Amendment to Collateral and Security Agreement with Related Party	S-1/A	10-08-2020	10.5
10.6		Form of Convertible Promissory Note	S-1/A	01-28-2020	10.6
10.7		Business Loan Agreement and Guaranty of Related Party with Bank of the West	S-1/A	01-28-2020	10.7
10.8	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.9		Form of Bridge Note	S-1/A	10-22-2020	10.9
10.10		Form of Warrant Agent Agreement	S-1/A	02-05-2021	10.10
10.11		Amendment to Bridge Note	S-1/A	10-22-2020	10.14
10.12		Amended Business Loan Agreement with Bank of the West	10-K	03-31-2021	10.15
10.13	#	First Amendment to 2020 Equity Incentive Plan	S-8	08-10-2021	99.2
10.14	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.3

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

10.15	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.4
10.16	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	S-8	08-10-2021	99.5
10.17	#	Clip Interactive, LLC 2013 Equity Incentive Plan	S-8	08-10-2021	99.6
10.18	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan	S-8	08-10-2021	99.7
10.19	#	Executive Officer Employment Agreement for Michael Lawless dated October 13, 2021	8-K	10-15-2021	10.1
10.20	#	Executive Officer Employment Agreement for Peter Shoebridge dated October 13, 2021	8-K	10-15-2021	10.2
10.21	#	Executive Officer Employment Agreement for Brian Hoff dated October 13, 2021	8-K	10-15-2021	10.3
10.22	#	Executive Officer Employment Agreement for Timothy Ackerman effective as of February 6, 2023	8-K	02-16-2023	10.1
10.23		Secured Promissory Bridge Note dated November 14, 2022	8-K	11-14-2022	10.1
10.24		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.25		Security Agreement dated November 14, 2022	8-K	11-14-2022	10.3
10.26		Common Stock Purchase Agreement, dated November 14, 2022, by and between Auddia Inc. and White Lion Capital LLC	8-K	11-14-2022	10.4
23.1		Consent of Daszkal Bolton LLP, Independent Registered Public Accounting Firm				X
24.1		Power of Attorney (Included on Signature Page)
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace

Item 16.	Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDDIA INC.

By:	/s/ Michael Lawless
Michael Lawless President, Chief Executive Officer and Director

By:	/s/ Tim Ackerman
Tim Ackerman Chief Financial Officer

Date:  March 23, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose individual signature appears below hereby authorizes and appoints each of Michael Lawless and Tim Ackerman, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of March, 2023.

/s/ Jeffery Thamann, M.D.	Executive Chairman and Director
Jeffrey Thramann, M.D.

/s/ Michael Lawless	President, Chief Executive Officer and Director
(Principal Executive Officer)
Michael Lawless
/s/ Tim Ackerman	Chief Financial Officer
(Principal Financial and Accounting Officer)
Tim Ackerman

/s/ Stephen Deitsch	Director
Stephen Deitsch

/s/ Timothy Hanlon	Director
Timothy Hanlon

/s/ Thomas Birch	Director
Thomas Birch

