Form 10-Q
period 2023-03-31
AUDDIA INC.
filed 2023-05-19
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of May 19, 2023, 14,812,929 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

AUDDIA INC.

2023 QUARTERLY REPORT ON FORM 10-Q

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

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	the ultimate impact of the ongoing coronavirus (COVID-19) pandemic, or any other health epidemic, on our business, results of operations, cash flows, financial condition and liquidity, and the global economy as a whole;
•	the sufficiency of our existing cash to meet our working capital and capital expenditure needs over the next 12 months and our need to raise additional capital;
•	our ability to generate revenue from new software services;
•	our limited operating history;
•	our ability to maintain proper and effective internal financial controls;
•	our ability to continue to operate as a going concern;
•	risks associated with potential future acquisitions that we may consider and complete in the future;
•	changes in laws, government regulations and policies and interpretations thereof;
•	our ability to obtain and maintain protection for our intellectual property;
•	the risk of errors, failures or bugs in our platform or products;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to manage our rapid growth and organizational change effectively;
•	the possibility of security vulnerabilities, cyberattacks and network disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions;
•	our compliance with data privacy laws and regulations;
•	our ability to develop and maintain our brand cost-effectively;
•	our ability to maintain the listing of our common stock on Nasdaq; and
•	the other factors set forth elsewhere in this Quarterly Report and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Auddia Inc.

Condensed Balance Sheets (Unaudited)

	As of
	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$239,040	$1,661,434
Accounts receivable, net	297	137
Prepaid insurance	52,200	–
Total current assets	291,537	1,661,571

Non-current assets:
Property and equipment, net of accumulated depreciation	34,470	41,080
Software development costs, net of accumulated amortization	3,968,374	4,134,225
Deferred offering costs	222,896	222,896
Prepaids and other non-current assets	110,796	51,754
Total non-current assets	4,336,536	4,449,955
Total assets	$4,628,073	$6,111,526

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$488,191	$324,138
Note payable to related party, net of debt issuance costs	2,026,897	1,775,956
Stock awards liability	17,739	161,349
Total current liabilities	2,532,826	2,261,443

Commitments and contingencies	–	–

Shareholders’ equity:
Preferred stock - $0.001 par value, 10,000,000 authorized and 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	–	–
Common stock - $0.001 par value, 100,000,000 authorized and 12,850,709 and 12,654,949 shares issued and outstanding at March 31, 2023 and December 31, 2022	12,850	12,654
Additional paid-in capital	75,973,544	75,573,263
Accumulated deficit	(73,891,147)	(71,735,834)
Total shareholders’ equity	2,095,247	3,850,083
Total liabilities and shareholders’ equity	$4,628,073	$6,111,526

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$–	$–

Operating expenses:
Direct cost of services	42,301	52,562
Sales and marketing	225,118	357,066
Research and development	210,126	148,763
General and administrative	926,826	1,017,730
Depreciation and amortization	443,035	176,127
Total operating expenses	1,847,406	1,752,248

Loss from operations	(1,847,406)	(1,752,248)

Other (expense) income:
Interest expense	(307,906)	(1,010)
Interest income	–	–
Total other expense	(307,906)	(1,010)

Net loss before taxes	(2,155,312)	(1,753,258)
Taxes	–	–
Net loss	$(2,155,312)	$(1,753,258)

Net loss per share attributable to common shares
Basic and diluted	$(0.17)	$(0.14)

Weighted average common shares outstanding
Basic and diluted	12,750,654	12,464,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended March 31, 2022

	Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2021	12,416,408	$12,416	$74,236,910	$(64,838,389)	$9,410,937
Exercise of restricted stock units and warrants	98,355	98	(98)	–	–
Share-based compensation	–	–	385,908	–	385,908
Reclassification of shared-based compensation award to liability	–	–	(128,534)	–	(128,534)
Net loss	–	–	–	(1,753,258)	(1,753,258)
Balance, March 31, 2022	12,514,763	$12,514	$74,494,186	$(66,591,647)	$7,915,053

Three Months Ended March 31, 2023

	Common Stock		Additional Paid-In	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2022	12,654,949	$12,654	$75,573,263	$(71,735,834)	$3,850,083
Exercise of restricted stock units	195,760	196	42,601	–	42,797
Share-based compensation	–	–	357,680	–	357,680
Net loss	–	–	–	(2,155,312)	(2,155,312)
Balance, March 31, 2023	12,850,709	$12,850	$75,973,544	$(73,891,147)	$2,095,247

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(2,155,312)	$(1,753,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charge associated with debt issuance cost	250,941	–
Depreciation and amortization	443,035	176,127
Share-based compensation expense	357,680	385,908
Change in assets and liabilities:
Accounts receivable	(160)	31
Prepaid insurance	(52,200)	–
Prepaids and other non-current assets	(59,043)	(45,136)
Accounts payable and accrued liabilities	141,818	6,332
Net cash used in operating activities	(1,073,241)	(1,229,996)

Cash flows from investing activities:
Software capitalization	(270,574)	(661,214)
Purchase of property and equipment	–	(3,809)
Net cash used in investing activities	(270,574)	(665,023)

Cash flows from financing activities:
Net settlement of share-based compensation awards	(78,580)	(88,722)
Net cash used in financing activities	(78,580)	(88,722)

Net decrease in cash	(1,422,394)	(1,983,741)

Cash, beginning of period	1,661,434	6,345,291

Cash, end of period	$239,040	$4,361,550

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,012	$1,010
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Notes to Condensed Financial Statements (Unaudited)

Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Auddia Inc., formerly Clip Interactive, LLC, (the “Company”, “Auddia”, “we”, “our”) is a technology company that is reinventing how consumers engage with audio through the development of a proprietary AI platform for audio and innovative technologies for podcasts. Clip Interactive, LLC was initially formed as a Colorado limited liability company on January 14, 2012, and on November 25, 2019, changed its trade name to Auddia.

On February 16, 2021, the Company completed an initial public offering (the “IPO”) of 3,991,818 units, at $4.125 per unit, consisting of one share of common stock and one Series A warrant to purchase one share of common stock at an exercise price of $4.54 per share. In addition, the underwriters exercised their option to purchase 598,772 Series A warrants to cover over-allotments and were issued 319,346 in representative warrants at an exercise price of $5.15625 per share. After deducting underwriters’ commissions and expenses, the Company received net proceeds of approximately $15.1 million and its common stock commenced trading on Nasdaq under the ticker symbol “AUUD”. Concurrently with the IPO, holders of the Company’s promissory notes, convertible notes, and related party notes, along with accrued interest, were converted into 6,814,570 shares of the Company’s common stock.

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

Unaudited interim financial information

The condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The results for any interim period are not necessarily indicative of results for any future period. The Company recorded all adjustments necessary for a fair statement of the results for the interim period and all such adjustments are of a normal recurring nature.

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

Going Concern

At March 31, 2023 the Company had cash of $239,040. As described below (see Note 8 – Subsequent Events), in April 2023 the Company raised $1.87 million that we believe will fund our operations into the third quarter of fiscal 2023. The Company has based this estimate, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line, scale products with a demonstrated market fit and generate revenue and cash flow. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Cash and Future Funding Requirements

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2023 or December 31, 2022.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At March 31, 2023, the Company had no deposits in excess of federally insured limits. At December 31, 2022, the Company had approximately $1.4 million in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

The Company historically has incurred significant losses and negative cash flows from operations since our inception. At March 31, 2023, the Company had cash of $239,040. As described below (see Note 8 – Subsequent Events), in April 2023 the Company raised $1.87 million that we believe will fund our operations into the third quarter of fiscal 2023. The Company has based this estimate, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line, scale products with a demonstrated market fit and generate revenue and cash flow. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

Management has secured additional funding after March 31, 2023, as described in more detail in Note 8 – Subsequent Events:

-	As previously disclosed, on November 14, 2022, the Company entered into a Secured Bridge Note (“Prior Note”) financing with one accredited investor who is a significant existing stockholder of the Company. On April 17, 2023, the Company entered into an additional Secured Bridge Note (“New Note”) financing with the same accredited investor. On April 18, 2023, the Company received $750,000 of gross proceeds in connection with the New Note.

-	In addition, on April 17 and April 20, 2023, the Company closed on two sales of Common Stock under our existing equity line purchase agreement with White Lion. The Company issued an aggregate of 1,962,220 common shares and received aggregate proceeds of approximately $1.12 million from these sales.

The Company believes that with its cash on hand as of March 31, 2023, of 239,040, combined with the proceeds from the New Note and the White Lion common stock sales of $750,000 and $1.12 million, respectively, and by exercising our option to extend the Prior Note to November 30, 2023, we will be able to fund our operations into the third quarter of fiscal 2023. The Company has based this estimate, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line, scale products with a demonstrated market fit and generate revenue and cash flow. Management intends to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are considered impaired and expensed during the period of such determination. Software development costs of $270,574 and $661,214 were capitalized for the three months ended March 31, 2023, and 2022, respectively. Amortization of capitalized software development costs were $436,425 and $168,036 for the three months ended March 31, 2023, and 2022, respectively and are included in depreciation and amortization expense.

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

Note 2 – Property & Equipment and Software Development Costs

Property and equipment and software development costs consisted of the following as of:

	March 31, 2023	December 31, 2022
Computers and equipment	$99,939	$99,939
Furniture	7,262	7,262
Accumulated depreciation	(72,731)	(66,121)
Total property and equipment, net	$34,470	$41,080

Software development costs	$6,896,623	$6,626,049
Accumulated amortization	(2,928,249)	(2,491,824)
Total software development costs, net	$3,968,374	$4,134,225

The Company recognized depreciation expense of $6,610 and $8,091 for the three months ended March 31, 2023, and 2022, respectively related to property and equipment and amortization expense of $436,425 and $168,036 for the three months ended March 31, 2023, and 2022, respectively related to software development costs.

Note 3 – Balance Sheet Disclosures

Accounts payable and accrued liabilities consist of the following:

	March 31, 2023	December 31, 2022
Accounts payable and accrued liabilities	$389,183	$289,955
Credit cards payable	15,897	6,072
Accrued interest	83,111	28,111
Accounts payable and accrued liabilities	$488,191	$324,138

Note 4 – Note Payable to Related Party

In November 2022, the Company entered into a Secured Bridge Note (“Prior Note”) financing with an existing stockholder of the Company. The principal amount of the Note is $2,200,000 including an original issue discount of $200,000. The Prior Note bears interest an annual rate of 10% and matures in May 2023. The Prior Note is secured by a lien on substantially all of the Company’s assets. At maturity, the lender has the option to convert any original issue discount and accrued but unpaid interest into shares of the Company’s common stock at a fixed conversion price of $1.23 per share. The conversion right is available to the lender at the earlier of (i) maturity, or (ii) payback of all the principal. In connection with the Prior Note financing, the Company issued 300,000 common stock warrants with a five-year term and an exercise price of $2.10 per share. The warrants were valued at $361,878, which was recorded as an additional debt discount. The Company has the option to extend the maturity date by six months to November 2023. In the event of an extension, the interest rate on the Prior Note will increase to 20% and the Company will issue to the lender an additional 300,000 warrants.

As of March 31, 2023, and December 31, 2022, the balance of the Note, net of debt issuance costs, was $2,026,897 and $1,775,956, respectively. Interest expense related to the Note for the three months ended March 31, 2023, was $305,941.

On April 17, 2023, the Company entered into an additional Secured Bridge Note (“New Note”) financing with the same accredited investor and significant existing stockholder and also amended the terms of the Prior Note as described in more detail in Note 8 – Subsequent Events.

Note 5 – Commitments and Contingencies

Operating Lease

In April 2021, the Company entered into a lease agreement for office space in Boulder, Colorado comprising 8,639 square feet. The lease commenced on May 15, 2021, and terminated after 12 months. The Company subsequently extended the lease through November 2022. In November 2022, the Company amended the lease, reducing the square footage rented to 2,160 with a base rent of $4,018 per month. The amended lease terminates after 13 months. Rent expense was $12,053 and $21,449 for the three months ended March 31, 2023, and 2022, respectively.

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

Note 6 - Share-based Issuances

Stock Options

The following table presents the activity for stock options outstanding:

		Weighted
	Non-Qualified	Average
	Options	Exercise Price
Outstanding - December 31, 2022	1,663,173	$2.45
Granted	150,200	1.12
Forfeited/canceled	(2,500)	1.79
Exercised	–	–
Outstanding - March 31, 2023	1,810,873	$2.34

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price*	Life*	Number	Price*
$2.70	68,518	$2.70	0.58	68,518	$2.70
$2.90	53,128	$2.90	4.61	53,128	$2.90
$4.26	171,197	$4.26	6.23	165,591	$4.26
$2.79	772,194	$2.79	7.73	506,872	$2.79
$1.79	206,250	$1.79	8.49	68,437	$1.79
$1.21	389,386	$1.21	9.45	258,793	$1.21
$1.12	150,200	$1.12	9.86	–	$1.12
Total - March 31, 2023	1,810,873	$2.34	7.85	1,121,339	$2.58

________________________

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

During the three months ended March 31, 2023, the Company granted 150,200 stock options to an executive. Under the terms of the option agreement, the options are subject to certain vesting requirements. The fair value of each award is determined using the Black-Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, and the risk-free interest rate over the expected life of the option. The expected volatility was determined considering comparable companies historical stock prices as a peer group for the fiscal year the grant occurred and prior fiscal years for a period equal to the expected life of the option. The risk-free interest rate was the rate available from the St. Louis Federal Reserve Bank with a term equal to the expected life of the option. The expected life of the option was estimated based on a mid-point method calculation.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

		Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding - December 31, 2022	563,858	$2.14
Granted	37,500	1.24
Forfeited/canceled	–	–
Vested/issued	(289,108)	1.88
Outstanding – March 31, 2023	312,250	$2.28

During the three months ended March 31, 2023, the Company granted 37,500 restricted stock units. Under terms of the restricted stock agreement, the restricted stock units are subject to a certain vesting schedule.

In 2023, certain restricted stock unit holders elected a net-share settlement for vested shares to satisfy income tax requirements. The Company applied modification accounting in accordance with ASC 718 and recorded the expected value of these share-based awards as a liability. The Company recognized a share-based compensation liability as of March 31, 2023, of $17,739 related to the fair value of vested shares over the service period.

The Company recognized share-based compensation expense related to stock options and restricted stock units of $357,680 and $385,908 for the three months ended March 31, 2023, and 2022, respectively. The remaining unvested share-based compensation expense of $1,616,569 is expected to be recognized over the next 37 months.

Warrants

The following table presents the activity for warrants outstanding:

Weighted
	Warrants	Average
	Outstanding	Exercise Price
Outstanding - December 31, 2022	4,472,099	$4.62

Granted	–	–
Forfeited/cancelled/restored	–	–
Exercised	–	–
Outstanding - March 31, 2023	4,472,099	$4.62

All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of approximately 2.82 years as of March 31, 2023.

Note 7 – Net Loss Per Share

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

As of March 31, 2023, and 2022, 6,669,184 shares and 6,248,131 shares, respectively of potentially dilutive weighted average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

Note 8 – Subsequent Events

Interim Bridge Financing

Additional Secured Bridge Note Financing

As previously disclosed, on November 14, 2022, the Company entered into a Secured Bridge Note (“Prior Note”) financing with one accredited investor who is a significant existing stockholder of the Company. The Company received $2,000,000 of gross proceeds in connection with that financing.

On April 17, 2023, the Company entered into an additional Secured Bridge Note (“New Note”) financing with the same accredited investor. The Company received $750,000 of gross proceeds in connection with the New Note financing.

The principal amount of the New Note is $825,000. The New Note has a 10% interest rate and matures on July 31, 2023. The New Note is secured by a lien on substantially all of the Company’s assets.

At maturity, the investor has the option to convert any original issue discount and accrued but unpaid interest on the New Note into shares of the Company’s common stock. The fixed conversion price is $0.61 per share.

In connection with the New Note financing, the Company issued to the investor 650,000 common stock warrants with a five-year term and a fixed $0.61 per share exercise price. 325,000 of such warrants are exercisable immediately. The other 325,000 of such warrants would only become exercisable if the maturity date of the New Note is extended in accordance with the terms of the New Note.

If the New Note remains outstanding as of July 31, 2023, the Company has the option to extend the maturity date of the New Note to November 30, 2023. Upon such extension, the interest rate on the New Note will be increased to 20% rather than 10%, and the 325,000 portion of the warrants shall become exercisable.

Amendments to Prior Secured Bridge Note Financing

In connection with the New Note financing, the parties agreed to make certain amendments to the Prior Note financing.

The parties agreed to cancel the 300,000 common stock warrants issued November 14, 2022, in connection with the Prior Note financing.

In addition, the Company issued to the investor common stock warrants for 600,000 common shares, with an exercise price of $0.61 per common share and a five-year term. 300,000 of such warrants are exercisable immediately. The other 300,000 of such warrants would only become exercisable if the maturity date of the Prior Note is extended in accordance with the terms of the Prior Note.

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

Equity Line Sales of Common Stock

As previously disclosed, on November 14, 2022, the Company entered into a Common Stock Purchase Agreement (the “White Lion Purchase Agreement”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”) for an equity line facility.

On April 17 and April 20, 2023, the Company closed on two sales of Common Stock under the White Lion Purchase Agreement. The Company issued an aggregate of 1,962,220 common shares and received aggregate proceeds of approximately $1.12 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 23, 2023. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2022, to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

We launched an MVP version of faidr through several consumer trials in 2021 to measure consumer interest and engagement with the App. The full app launched on February 15, 2022, and included all major U.S. radio stations in the US. In February 2023, we added faidrRadio, our exclusive content offerings, to the app. Podcasts for iOS were added in Q1, 2023.

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

We have funded our operations with proceeds from the February 2021 IPO and Series A warrants exercise in July 2021. Since inception we have incurred significant operating losses. As of March 31, 2023, we had an accumulated deficit of $73.9 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

At March 31, 2023, the Company had cash of $239,040. As described above (see Note 8 – Subsequent Events), in April 2023 the Company raised $1.87 million that we believe will fund our operations into the third quarter of fiscal 2023. The Company has based this estimate, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line, scale products with a demonstrated market fit and generate revenue and cash flow. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

In April 2023, the Company announced that it had begun to pursue an acquisition strategy to accelerate user acquisition and growth of revenue and cash flow. The Company has explored numerous potential acquisition targets of AM/FM streaming aggregators over the past year and a half and continues to explore new opportunities. At present, the Company is in advanced active discussions with three properties. Additional funding would be required to complete any of these potential acquisitions. Refer to Item 1A. Risk Factors under PART II – OTHER INFORMATION in this Form 10-Q for risk factors associated with this growth strategy.

Components of our results of operations

Operating expenses

Direct costs of services

Direct cost of services consists primarily of costs incurred related to our technology and development of our Apps, including hosting and other technology related expenses. We expect our direct costs of services to increase in the future as we continue to develop and enhance our technology related to the faidr and podcasting Apps.

Sales and marketing

Our sales and marketing expenses consist primarily of salaries, direct to consumer promotional spend and consulting services, all of which are related to the sales and promotion performed during the period. We expect our sales and marketing expenses to fluctuate period by period as we release new upgrades and enhancements within our Apps and look to generate revenue through customer acquisition, retention, and subscription conversion.

Research and development

Since our inception, we have focused significant resources on our research and development activities related to the software development of our technology. We account for costs incurred in the development of computer software as software research and development costs until the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose is probable. We cease capitalization of development costs once the software has been substantially completed and is available for its intended use. Software development costs are amortized over a useful life estimated by the Company’s management of three years. Costs associated with significant upgrades and enhancements that result in additional functionality are capitalized. Capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in software technologies. Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are impaired and expensed during the period of such determination. We expect to continue to incur research and development expenses and capitalization in the future as we continue to develop and enhance our faidr and podcasting Apps.

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

Other income and expense

The other income and expense category primarily consists of interest expense attributed to the debt and conversion features of the Secured Bridge Note (aka the Prior Note). We expect our other expense to fluctuate period by period dependent upon either the payoff of the Prior Note or an extension of its term.

Results of operations

Comparison of the three months ended March 31, 2023, and 2022

The following table summarizes our results of operations:

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)
Revenue	$–	$–	$–

Operating expenses:
Direct costs of service	42,301	52,562	(10,261)
Sales and marketing	225,118	357,066	(131,948)
Research and development	210,126	148,763	61,363
General and administrative	926,826	1,017,730	(90,904)
Depreciation and amortization	443,035	176,127	266,908

Total operating expense	1,847,406	1,752,248	95,158

Loss from operations	(1,847,406)	(1,752,248)	(95,158)
Other income (expense), net:	(307,906)	(1,010)	(306,896)

Net loss	$(2,155,312)	$(1,753,258)	$(402,054)

Revenue

Total revenues for the three months ended March 31, 2023, and 2022 were $0 as we continue to develop and enhance our faidr and podcasting Apps to establish new revenue streams.

Direct cost of services

Direct Cost of Services decreased $10,261 or 19.5% from $52,562 for the three months ended March 31, 2022, compared to $42,301 for the three months ended March 31, 2023. This decrease was primarily the result of a reduction in both platform hosting costs and other music services. We continue to incur direct cost of services expense related to hosting and other music services related to the faidr and podcasting Apps and expect these costs to increase in the future.

Sales and marketing

Sales and marketing expenses decreased by $131,948 or 37%, from $357,066 for the three months ended March 31, 2022, to $225,118 for the three months ended March 31, 2023, primarily attributed to reduced staffing, consulting expense, and marketing and promotions spending as we right sized the marketing organization and ramped down other spending from the Q1 2022 levels that were associated with the national launch of the faidr App. We expect our sales and marketing expenses to fluctuate period by period as we release new upgrades and enhancements within our Apps and look to generate revenue through customer acquisition, retention, and subscription conversion.

Research and development

Research and development expenses increased by $61,363 or 41.3%, from $148,763 for the three months ended March 31, 2022, to $210,126 for the three months ended March 31, 2023, primarily related to reduced staffing, and an associated reduction in the level of capitalized software expenses. Our research and development staffing costs were $480,700 and capitalized software expenses were $270,574 for the three months ended March 31, 2023, as compared to staffing costs of $809,976 and capitalized software expenses of $661,213 for the three months ended March 31, 2022. We are continually developing enhancements to both our faidr and podcasting Apps and will continue capitalize software costs to the extent that such development qualifies for capitalization.

General and administrative

General and administrative expenses decreased by $90,904 or 8.9%, from $1,017,730 for the three months ended March 31, 2022, compared to $926,826 for the three months ended March 31, 2023. The decrease resulted from reduced stock compensation expense related to cancelled employee stock option grants from Q1 2022. Stock compensation expense was $357,680 and $385,908 for the three months ended March 31, 2023, and 2022, respectively. The remainder of the expense reduction was attributed to the timing and a decrease in the cost of our D&O insurance policy.

Depreciation and amortization

Depreciation and amortization expenses increased by $266,908 or 151.5%, from $176,127 for the three months ended March 31, 2022, compared to $443,035 for the three months ended March 31, 2023. The increase is entirely related to the amortization of our faidr and podcasting Apps, which started amortization during Q1 2022 and Q4 2021, respectively.

Other income (expense), net

Total other expense increased by $306,896, from $1,010 for the three months ended March 31, 2022, to $307,906 for the three months ended March 31, 2023. The increase is related to interest expense attributed to the debt and conversion features of the Secured Bridge Note (aka the Prior Note), which included the finance charges associated with debt issuance costs totaling $250,941 and interest expense of $55,000, respectively.

Liquidity and capital resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our faidr and podcasting Apps. As of March 31, 2023, and December 31, 2022, we had cash of $239,040 and $1,661,434, respectively. We have a deficiency in working capital in the amount of approximately $2.2 million at March 31, 2023. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months as we continue to develop and market our products.

Interim Bridge Financing

Additional Secured Bridge Note Financing

As previously disclosed, on November 14, 2022, the Company entered into a Secured Bridge Note (“Prior Note”) financing with one accredited investor who is a significant existing stockholder of the Company. The Company received $2,000,000 of gross proceeds in connection with that financing.

On April 17, 2023, the Company entered into an additional Secured Bridge Note (“New Note”) financing with the same accredited investor. The Company received $750,000 of gross proceeds in connection with the New Note financing.

The principal amount of the New Note is $825,000. The New Note has a 10% interest rate and matures on July 31, 2023. The New Note is secured by a lien on substantially all of the Company’s assets.

At maturity, the investor has the option to convert any original issue discount and accrued but unpaid interest on the New Note into shares of the Company’s common stock. The fixed conversion price is $0.61 per share.

In connection with the New Note financing, the Company issued to the investor 650,000 common stock warrants with a five-year term and a fixed $0.61 per share exercise price. 325,000 of such warrants are exercisable immediately. The other 325,000 of such warrants would only become exercisable if the maturity date of the New Note is extended in accordance with the terms of the New Note.

If the New Note remains outstanding as of July 31, 2023, the Company has the option to extend the maturity date of the New Note to November 30, 2023. Upon such extension, the interest rate on the New Note will be increased to 20% rather than 10%, and the 325,000 portion of the warrants shall become exercisable.

Amendments to Prior Secured Bridge Note Financing

In connection with the New Note financing, the parties agreed to make certain amendments to the Prior Note financing.

The parties agreed to cancel the 300,000 common stock warrants issued November 14, 2022, in connection with the Prior Note financing.

In addition, the Company issued to the investor common stock warrants for 600,000 common shares, with an exercise price of $0.61 per common share and a five-year term. 300,000 of such warrants are exercisable immediately. The other 300,000 of such warrants would only become exercisable if the maturity date of the Prior Note is extended in accordance with the terms of the Prior Note.

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

Equity Line Sales of Common Stock

As previously disclosed, on November 14, 2022, the Company entered into a Common Stock Purchase Agreement (the “White Lion Purchase Agreement”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”) for an equity line facility.

On April 17 and April 20, 2023, the Company closed on two sales of Common Stock under the White Lion Purchase Agreement. The Company issued an aggregate of 1,962,220 common shares and received aggregate proceeds of approximately $1.12 million.

The Company believes that with its cash on hand as of March 31, 2023, of $239,040, combined with the proceeds from the New Note and the White Lion Common Stock sales of $750,000 and $1.12 million, respectively, and by exercising our option to extend the Prior Note to November 30, 2023, we will be able to fund our operations into the third quarter of fiscal 2023. The Company has based this estimate, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line, scale products with a demonstrated market fit and generate revenue and cash flow. Management intends to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

The following table summarizes the statements of cash flows for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
	2023	2022	% Change
Net cash provided by (used in):
Operating activities	$(1,073,241)	$(1,229,996)	12.7%
Investing activities	(270,574)	(665,023)	59.3%
Financing activities	(78,580)	(88,722)	11.4%
Change in cash	$(1,422,394)	$(1,983,741)	28.3%

Operating activities

Cash used in operating activities for the three months ended March 31, 2023, was $1,073,241, primarily resulting from our net loss of $2,155,312 and change in working capital of $30,415 related to an increase in accounts payable and accrued liabilities, offset by non-cash charges of $1,051,656 related to depreciation and amortization, share based compensation expense, and finance charges associated with the debt issuance costs of the Secured Bridge Note (aka the Prior Note). Cash used in operating activities for both periods consisted of personnel-related expenditures, marketing and promotion costs, and public company administrative support costs such as legal and other professional support services.

Investing activities

Cash flows used in investing activities for the three months ended March 31, 2023, was $270,574, consisting entirely of capitalization of software development expenses.

Cash flows used in investing activities for the three months ended March 31, 2022, was $665,023, primarily consisting of capitalization of software development expenses of $661,214.

Financing activities

Cash flows used in financing activities for the three months ended March 31, 2023, was $78,580 related to cash paid by us related to the net-share settlement of vested restricted stock units during the quarter.

Cash flows used in financing activities for the three months ended March 31, 2022, was $88,722 related to cash paid by the company related to the net-share settlement of vested restricted stock units during the quarter.

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $73.9 million and $71.7 million as of March 31, 2023, and December 31, 2022, respectively. As of March 31, 2023, and December 31, 2022, we had cash of $239,040 and $1.66 million, respectively. Our cash is comprised primarily of demand deposit accounts and money market funds.

At March 31, 2023, the Company had cash of $239,040. As described above (see Note 8 – Subsequent Events), in April 2023 the Company raised $1.87 million that we believe will fund our operations into the third quarter of fiscal 2023. The Company has based this estimate, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line, scale products with a demonstrated market fit and generate revenue and cash flow. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Contractual Obligations

The following table summarizes our contractual obligations not on our Balance Sheet as of March 31, 2023, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease commitments:
Office lease (1)	$34,150	34,150	–	–	–
Insurance premiums (2)	126,032	126,032	–	–	–
Total operating lease commitments	$160,182	160,182	–	–	–

(1)	Represents minimum payments due for the lease of office space without consideration of additional renewal options
(2)	Represents premium payments due related to D&O insurance policy from February 2023 – February 2024

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

A summary of our critical accounting policies is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting policies during the three months ended March 31, 2023.

The Company recorded all adjustments necessary for a fair statement of the results for the interim period and all such adjustments are of a normal recurring nature.

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

Internal Control Over Financial Reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2018 and remained unremediated as of March 31, 2023. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

The material weaknesses we identified are related to the design and maintenance of an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of professionals with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately and we did not design and maintain controls to ensure adequate segregation of duties within our financial reporting function including the preparation and review of journal entries. In response to the material weaknesses, we took a number of actions to improve our internal control over financial reporting and determined that as of March 31, 2023, that although the controls that were designed have been implemented, the documentation and testing of such controls was not yet completed sufficiently enough to conclude that the material weaknesses have been remediated.

Remediation Activities

Management has been actively engaged in remediating the above-described material weaknesses. The following remedial actions have been taken during the quarter ended March 31, 2023:

•	continue to strengthen our internal policies, processes, and reviews, including drafting of related documentation thereof;
•	continue to engage outside consultants to ensure that appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review;
•	complete the internal control documentation with our consultants who have been engaged to assist in the design, implementation, and documentation of internal controls to address the relevant risks; and
•	hired additional accounting resources with appropriate levels of experience, including a new chief financial officer in February of 2023

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

While progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing these processes, procedures, and controls. Additional time is required to complete this phase and to assess and ensure the sustainability of these procedures. We believe the above actions will be effective in remediating the material weaknesses described above and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls have been documented and tested such that management has concluded that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the applicable remediation efforts described in “Remediation of Previously Reported Material Weaknesses” above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in various disputes, claims, suits, investigations, and legal proceedings arising in the ordinary course of business. We believe that the resolution of current pending legal matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Nonetheless, we cannot predict the outcome of these proceedings, as legal matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information, see “Note 5. Commitments and Contingencies” to our financial statements included in this Form 10-Q.

Item 1A.	Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. Except as set forth below, there have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2022.

While our recently announced growth strategy includes seeking acquisitions of other companies or assets in our industry sector, we may not be successful in identifying, making and integrating business or asset acquisitions, if any, in the future.

As announced in April 2023, we anticipate that a component of our growth strategy may be to make strategically focused acquisitions of businesses or assets. Pursuit of this strategy may be restricted by the on-going volatility and uncertainty within the capital markets which may significantly limit the availability of funds for such acquisitions. Our ability to use shares of our common stock in an acquisition transaction may be adversely affected by the volatility in the price of our common stock and by the potential requirement of shareholder approval under applicable Nasdaq listing rules.

In addition to restricted funding availability, the success of our recently announced strategy will depend on our ability to identify suitable acquisition candidates and to negotiate acceptable financial and other terms. There is no assurance that we will be able to do so. The success of an acquisition also depends on our ability to perform adequate due diligence before the acquisition and on our ability to integrate the acquisition after it is completed. While we intend to commit significant resources to ensure that we conduct comprehensive due diligence, there can be no assurance that all potential risks and liabilities will be identified in connection with an acquisition. Similarly, while we expect to commit substantial resources, including management time and effort, to integrating acquired businesses into ours, there is no assurance that we will be successful in integrating these businesses. If we fail in performing adequate due diligence or in successfully integrating acquired businesses, our future operations would be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2023.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Bylaws of the Company	8-K	02-22-2021	3.2
3.3		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
3.4		Form of Series A Warrant	S-1/A	02-05-2021	3.6
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities	10-K	03-31-2021	4.3
10.1	#	Employment Agreement of Michael T. Lawless	S-1	01-10-2020	10.1
10.2	#	Employment Agreement of Peter Shoebridge	S-1	01-10-2020	10.2
10.3	#	Form of Auddia Inc. 2020 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.4		Collateral and Security Agreement with Related Party (Minicozzi)	S-1/A	01-28-2020	10.4
10.5		Form of Amendment to Collateral and Security Agreement with Related Party	S-1/A	10-08-2020	10.5
10.6		Form of Convertible Promissory Note	S-1/A	01-28-2020	10.6
10.7		Business Loan Agreement and Guaranty of Related Party with Bank of the West	S-1/A	01-28-2020	10.7
10.8	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.9		Form of Bridge Note	S-1/A	10-22-2020	10.9
10.10		Form of Warrant Agent Agreement	S-1/A	02-05-2021	10.10
10.11		Amendment to Bridge Note	S-1/A	10-22-2020	10.14
10.12		Amended Business Loan Agreement with Bank of the West	10-K	03-31-2021	10.15
10.13	#	First Amendment to 2020 Equity Incentive Plan	S-8	08-10-2021	99.2
10.14	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.3
10.15	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.4
10.16	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	S-8	08-10-2021	99.5
10.17	#	Clip Interactive, LLC 2013 Equity Incentive Plan	S-8	08-10-2021	99.6
10.18	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan	S-8	08-10-2021	99.7
10.19	#	Executive Officer Employment Agreement for Michael Lawless dated October 13, 2021	8-K	10-15-2021	10.1
10.20	#	Executive Officer Employment Agreement for Peter Shoebridge dated October 13, 2021	8-K	10-15-2021	10.2
10.21	#	Executive Officer Employment Agreement for Brian Hoff dated October 13, 2021	8-K	10-15-2021	10.3
10.22	#	Executive Officer Employment Agreement for Timothy Ackerman effective as of February 6, 2023	8-K	02-16-2023	10.1
10.23		Secured Promissory Bridge Note dated November 14, 2022	8-K	11-14-2022	10.1
10.24		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.25		Security Agreement dated November 14, 2022	8-K	11-14-2022	10.3
10.26		Common Stock Purchase Agreement, dated November 14, 2022, by and between Auddia Inc. and White Lion Capital LLC	8-K	11-14-2022	10.4
10.27		Secured Promissory Bridge Note dated April 17, 2021	8-K	04-21-2023	10.1
10.28		Common Stock Warrant for 600,000 shares dated April 17, 2023	8-K	04-21-2023	10.2
10.29		Common Stock Warrant for 650,000 shares dated April 17, 2023	8-K	04-21-2023	10.3
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDDIA INC.

By:	/s/ Michael Lawless
Michael Lawless President, Chief Executive Officer and Director

By:	/s/ Tim Ackerman
Tim Ackerman Chief Financial Officer

Date: May 19, 2023

