Form 10-Q
period 2023-06-30
AUDDIA INC.
filed 2023-08-24
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, there were 19,947,223 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

AUDDIA INC.

2023 QUARTERLY REPORT ON FORM 10-Q

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Auddia Inc.

Condensed Balance Sheets

	June 30, 2023 Unaudited	December 31, 2022 Audited
ASSETS
Current assets:
Cash	$3,605,144	$1,661,434
Accounts receivable, net	371	137
Prepaid insurance	53,777	–
Total current assets	3,659,292	1,661,571

Non-current assets:
Property and equipment, net of accumulated depreciation	28,277	41,080
Software development costs, net of accumulated amortization	3,790,878	4,134,225
Deferred offering costs	170,259	222,896
Prepaids and other non-current assets	63,263	51,754
Total non-current assets	4,052,676	4,449,955
Total assets	$7,711,968	$6,111,526

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$511,202	$324,138
Notes payable to related party, net of debt issuance costs	2,838,898	1,775,956
Stock awards liability	30,090	161,349
Total current liabilities	3,380,190	2,261,443
Total liabilities	3,380,190	2,261,443

Commitments and contingencies (Note 5)

Shareholders' equity:
Preferred stock - $0.001 par value, 10,000,000 authorized and 0 shares issued and outstanding	–	–
Common stock - $0.001 par value, 100,000,000 authorized and 19,947,223 and 12,654,949 shares issued and outstanding June 30, 2023 and December 31, 2022	19,947	12,654
Additional paid-in capital	80,525,840	75,573,263
Accumulated deficit	(76,214,008)	(71,735,834)
Total shareholders' equity	4,331,778	3,850,083
Total liabilities and shareholders' equity	$7,711,968	$6,111,526

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	6/30/2023	6/30/2022	6/30/23	6/30/22
Revenue	$–	$–	$–	$–

Operating expenses:
Direct cost of services	45,038	43,532	87,339	96,093
Sales and marketing	223,760	740,019	448,879	1,097,086
Research and development	180,363	151,251	390,489	300,015
General and administrative	892,510	842,555	1,819,336	1,860,283
Depreciation and amortization	442,618	271,005	885,653	447,132
Total operating expenses	1,784,290	2,048,362	3,631,696	3,800,609
Loss from operations	(1,784,290)	(2,048,362)	(3,631,696)	(3,800,609)

Other (expense) income:
Interest expense	(538,572)	(2,023)	(846,478)	(3,035)
Total other expense	(538,572)	(2,023)	(846,478)	(3,035)
Loss before income taxes	(2,322,862)	(2,050,385)	(4,478,174)	(3,803,644)
Provision for income taxes	–	–	–	–
Net loss	$(2,322,862)	$(2,050,385)	$(4,478,174)	$(3,803,644)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.15)	$(0.16)	$(0.32)	$(0.30)

Weighted average common shares outstanding
Basic and diluted	15,352,297	12,514,763	14,058,662	12,489,790

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Changes in Shareholders’ Equity (Unaudited)

	For The Three and Six Months Ended June 30, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, January 1, 2023	12,654,949	$12,654	$75,573,262	$(71,735,834)	$3,850,083

Exercise of Restricted Stock Units	195,760	196	42,601	–	42,797
Share-based compensation	–	–	357,680	–	357,680
Net loss	–	–	–	(2,155,312)	(2,155,312)
Balance, March 31, 2023	12,850,709	$12,850	$75,973,543	$(73,891,146)	$2,095,247

Issuance of common shares, net of costs	7,096,514	7,097	3,956,787	–	3,963,884
Issuance of warrants	–	–	383,004	–	383,004
Share-based compensation	–	–	224,856	–	224,856
Reclassification of share-based compensation liability	–	–	(12,352)	–	(12,352)
Net loss	–	–	–	(2,322,862)	(2,322,862)
Balance, June 30, 2023	19,947,223	$19,947	$80,525,838	$(76,214,008)	$4,331,778

	For The Three and Six Months Ended June 30, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, January 1, 2022	12,416,408	$12,416	$74,236,910	$(64,838,389)	$9,410,937

Exercise of restricted stock units	98,355	98	(98)	–	–
Share-based compensation	–	–	385,908	–	385,908
Reclassification of share-based compensation liability	–	–	(128,534)	–	(128,534)
Net loss	–	–	–	(1,753,258)	(1,753,258)
Balance, March 31, 2022	12,514,763	$12,514	$74,494,186	$(66,591,647)	$7,915,053

Share-based compensation	–	–	285,921	–	285,921
Reclassification of share-based compensation liability	–	–	(7,262)	–	(7,262)
Net loss	–	–	–	(2,050,385)	(2,050,385)
Balance, June 30, 2022	12,514,763	$12,514	$74,772,845	$(68,642,033)	$6,143,327

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,478,174)	$(3,803,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance Charge associated with debt issuance cost	695,947	–
Depreciation and amortization	885,653	447,132
Share-based compensation expense	582,536	671,829
Change in assets and liabilities:
Accounts receivable	(234)	36
Prepaid insurance	(53,777)	–
Prepaids and other non-current assets	(11,509)	(4,312)
Accounts payable and accrued liabilities	164,829	56,113
Net cash used in operating activities	(2,214,729)	(2,632,846)

Cash flows from investing activities:
Software capitalization	(529,503)	(1,278,625)
Purchase of property and equipment	–	(3,808)
Net cash used in investing activities	(529,503)	(1,282,433)

Cash flows from financing activities:
Net settlement of share-based compensation liability	(78,580)	(88,723)
Proceeds from related party debt, net of original issue discount	750,000	–
Proceeds from issuance of common shares, net of issuance costs	4,016,521	–
Net cash provided by (used in) financing activities	4,687,941	(88,723)

Net increase (decrease) in cash	1,943,710	(4,004,002)

Cash, beginning of period	1,661,434	6,345,291

Cash, end of period	$3,605,144	$2,341,289

Supplemental disclosures of cash flow information:
Cash paid for Interest	$4,460	$3,035

Supplemental disclosures of non-cash activity:
Reclassification of deferred offering cost	$52,637	$–
Original issue discount and issuance of warrants on related party debt	$458,004	$–

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

Unaudited interim financial information

The condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. The condensed balance sheet as of December 31, 2022 has been derived from the financial statements included in the Company’s annual report on Form 10-K. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The results for any interim period are not necessarily indicative of results for any future period. The Company recorded all adjustments necessary for a fair statement of the results for the interim period and all such adjustments are of a normal recurring nature.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period to comply with certain new or revised accounting standards that have different effective dates for public and private companies.

Going Concern

The Company had cash of $3,605,144 as of June 30, 2023. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management has plans to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, such as the White Lion equity line of credit (refer to Note 8) and additional future financing agreements. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s current level of cash are not sufficient to execute our business plan. For the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand by November 2023.

Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 or December 31, 2022.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At June 30, 2023, the Company had approximately $3.4 million in excess of federally insured limits. As at December 31, 2022, the Company had approximately $1.4 million in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

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

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are considered impaired and expensed during the period of such determination. We determined that no such impairments were required during the three months and six month period ended June 30, 2023. Software development costs of $258,929 and $617,411 were capitalized for the three months ended June 30, 2023, and 2022, respectively and $529,503 and $1,278,625 were capitalized for the six months ended June 30, 2023 and 2022, respectively. Amortization of capitalized software development costs were $436,425 and $262,703 for the three months ended June 30, 2023, and 2022, respectively and $872,850 and $430,739 for the six months ended June 30, 2023 and 2022, respectively and are included in depreciation and amortization expense in the Company’s condensed statement of operations.

Revenue Recognition

Revenue will be measured according to Accounting Standards Codification (“ASC”) 606, Revenue – Revenue from Contracts with Customers, and will be recognized based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. We will recognize revenue when we satisfy a performance obligation by transferring control over a service or product to a customer. We will report revenues net of any tax assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in our condensed statements of operations. Collected taxes will be recorded within Other current liabilities until remitted to the relevant taxing authority.

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

Certain share-based compensation awards include a net-share settlement feature that provides the grantee an option to withhold shares to satisfy tax withholding requirements and are classified as a share-based compensation liability. Cash paid to satisfy tax withholdings is classified as financing activities in the condensed statements of cash flows.

Recently Adopted ASUs

ASU 2016-13-Financial Instruments-Credit Losses- The new guidance makes significant changes to the accounting for credit losses on financial instruments and disclosures about them. Specifically, the new CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. The Company adopted the new standard beginning January 1, 2023. The adoption of the new standard did not have a material impact to the Company’s financial statements.

Note 2 – Property & Equipment and Software Development Costs

Property and equipment and software development costs consisted of the following as of:

	June 30, 2023	December 31, 2022
Computers and equipment	$99,939	$99,939
Furniture	7,262	7,262
Accumulated depreciation	(78,924)	(66,121)
Total property and equipment, net	$28,277	$41,080

Software development costs	$7,155,552	$6,626,049
Accumulated amortization	(3,364,674)	(2,491,824)
Total software development costs, net	$3,790,878	$4,134,225

The Company recognized depreciation expense of $6,193 and $8,302 for the three months ended June 30, 2023, and 2022, respectively related to property and equipment and amortization expense of $436,425 and $262,703 for the three months ended June 30, 2023, and 2022, respectively related to software development costs. The Company recognized depreciation expense of $12,803 and $16,393 for the six months ended June 30, 2023, and 2022, respectively related to property and equipment and amortization expense of $872,850 and $430,739 for the six months ended June 30, 2023, and 2022, respectively related to software development costs.

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30, 2023	December 31, 2022

Accounts payable and accrued liabilities	$316,511	$289,955
Credit cards payable	21,520	6,072
Accrued interest	173,170	28,111
Accounts payable and accrued liabilities	$511,202	$324,138

Note 4 – Notes Payable to Related Party, net of debt issuance costs

In November 2022, the Company entered into a Secured Bridge Note (the “Prior Note”) financing with an existing shareholder of the Company. The principal amount of the Prior Note was $2,200,000 including an original issue discount of $200,000. The Prior Note bears interest at a stated rate of 10% and had an original maturity date of May of 2023. The Prior Note is secured by a lien on substantially all of the Company’s assets. At maturity, the lender had the option to convert any original issue discount and accrued but unpaid interest into shares of the Company’s common stock at a fixed conversion price of $1.23 per share. The conversion right is available to the lender at the earlier of (i) maturity, or (ii) payback of all the principal. In connection with the Prior Note financing, the Company issued 300,000 common stock warrants with a five-year term and an exercise price of $2.10 per share. The warrants were valued at $361,878, which was recorded as an additional debt discount. During May of 2023, the Company extended the maturity date by six months to November 2023 at an increased annual interest rate of 20% and the issuance of an additional 300,000 warrants. The additional warrants were valued at $94,083, which was also recorded as an additional debt discount. The embedded conversion option was not accounted for separately as, in accordance with the guidance outlined in ASC 815-40, it was considered indexed to the Company’s shares. Similarly, the issued warrants were classified in equity as they were also considered indexed to the Company’s shares in accordance with ASC 815-40.

In connection with an additional financing with the same related party during April of 2023, the Company cancelled the original 300,000 warrants issued with the Prior Note and issued 600,000 new common stock warrants with a five-year term and an exercise price of $0.61 per share. The Company recognized the modification in accordance with ASC 815-40-35, which resulted in the recognition of additional debt discount in the amount of $35,981. Upon issue of the new common stock warrants, 300,000 were fully vested and immediately exercisable upon issue. The remaining 300,000 warrants were unvested.

During May of 2023, the Company extended the maturity date of the Prior Notes by six months to November 2023 at an increased annual interest rate of 20%. In connection with this extension, the 300,000 outstanding unvested warrants became vested and exercisable.

As of June 30, 2023, and December 31, 2022, the balance of the Prior Note, net of debt issuance costs, was $2,121,341 and $1,775,956, respectively. Interest expense related to the Prior Note for the three and six months ended June 30, 2023, was $261,861 and $567,802.

As noted above, the Company entered into an additional Secured Bridge Note (“New Note”) financing with the same accredited investor and significant existing shareholder during April of 2023. In addition, the Company also amended the terms of the Prior Note. The principal amount of the New Note is $825,000 including an original issue discount of $75,000. The New Note bears interest at an annual stated rate of 10% and matures in July 2023. The New Note is secured by a lien on substantially all of the Company’s assets. At maturity the lender has the option to convert any original issue discount and accrued but unpaid interest into shares of the Company’s common stock at a fixed conversion price of $0.61 per share. The conversion right is available to the lender at the earlier of (i) maturity, or (ii) payback of all the principal. In connection with the New Note financing, the Company issued 325,000 common stock warrants with a five-year term and an exercise price of $0.61 per share and an additional 325,000 common stock warrants with a five-year term and an exercise price of $0.61 per share that are exercisable in the event that the loan term is extended. The warrants were valued at $252,940, which was recorded as additional debt discount. Similar to the accounting for the Prior Note, the embedded conversion option was not accounted for separately as, in accordance with the guidance outlined in ASC 815-40, it was considered indexed to the Company’s shares. In addition, the issued warrants were classified in equity as they were also considered indexed to the Company’s shares in accordance with ASC 815-40.

As of June 30, 2023, the balance of the New Note issued in April 2023, net of debt issuance costs, was $717,557. Interest expense related to the New Note for the three and six months ended June 30, 2023 was $273,204, respectively.

On July 31, 2023, the Company extended the maturity date of the New Note to November 30, 2023. In connection with such extension, 325,000 outstanding unvested warrants became vested and exercisable.

Note 5 – Commitments and Contingencies

Operating Lease

In April 2021, the Company entered into a lease agreement for office space in Boulder, Colorado comprising 8,639 square feet. The lease commenced on May 15, 2021, and terminated after 12 months. The Company subsequently extended the lease through November 2022. In November 2022, the Company amended the lease, reducing the square footage rented to 2,160 with a base rent of $4,018 per month. The amended lease terminates after 13 months. Rent expense, as part of general and administrative expenses as included in the Condensed Statement of Operations, was $25,385 and $21,733 for the three months ended June 30, 2023, and 2022, respectively and $37,438 and $43,182 for the six months ended June 30, 2023, and 2022, respectively.

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company. There are no active litigations as of the date the financial statements were issued. However, a pre-IPO investor has contacted the Company claiming damages caused by alleged acts and omissions arising from a private financing by the Company. No complaint has been filed by the investor. The alleged damages asserted by the investor are less than approximately $300,000. The outcome of the complaint was neither probable or estimable as of the date the financial statements were issued.

NASDAQ deficiency

On May 23, 2023, we received a letter (the “Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, based upon the Company’s reported stockholder’s equity of $2,095,247 at the end of March 31, 2023, we are not in compliance with the requirement to maintain a minimum stockholder’s equity of $2,500,000 for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(b)(1) the “Stockholder’s Equity”). We were provided a compliance period of 45 calendar days from the date of the Notice, or until July 7, 2023, to submit a plan to regain compliance with the Stockholder’s Equity Requirement, pursuant to Nasdaq Listing Rule 5810(c)(2)(A).

On July 10, 2023, the Company received a letter from Nasdaq advising that the Company had been granted an extension to file a Form 10-Q for the quarter-ended June 30, 2023 evidencing compliance with Stockholder’s Equity requirement. If we do not regain compliance within the allotted compliance period, Nasdaq will provide notice that the Company’s Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

As disclosed elsewhere in the Quarterly Report, the Company’s stockholder’s equity as of June 30, 2023 is $4,331,778, which is $1,831,778 over the $2.5 million Nasdaq continued listing requirement.

Separately, on April 24, 2023 we received a letter from Nasdaq indicating that the Company is not in compliance with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Bid Price Requirement”).

The letter indicated that the Company will be provided 180 calendar days (or until October 23, 2023) in which to regain compliance. If at any time during this 180 calendar day period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide the Company with a written confirmation of compliance and the matter will be closed.

Alternatively, if the Company fails to regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, the Company may be eligible for an additional 180 calendar day compliance period, provided (i) it meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market (except for the Bid Price Requirement) and (ii) it provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event the Company does not regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, and if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is not otherwise eligible, the Staff will provide the Company with written notification that its securities are subject to delisting from The Nasdaq Capital Market. At that time, the Company may appeal the delisting determination to a Hearings Panel.

The Company intends to consider all options to regain compliance with all Nasdaq continued listing requirements.

The Company’s receipt of these Nasdaq letters does not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission.

Note 6 - Share-based Issuances

Stock Options

The following table presents the activity for stock options outstanding:

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2022	1,663,173	$2.45
Granted	200,200	$0.94
Forfeited/canceled	(198,954)	$1.50
Exercised	–	$–
Outstanding - June 30, 2023	1,664,419	$2.38

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price	Life*	Number	Price*
$2.70	22,264	$2.70	1.00	22,264	$2.70
$2.90	53,128	$2.90	4.36	53,128	$2.90
$4.26	171,197	$4.26	5.98	169,793	$4.26
$2.79	772,194	$2.79	7.48	553,122	$2.79
$1.79	206,250	$1.79	8.24	68,437	$1.79
$1.21	389,386	$1.21	9.2	258,793	$1.21
$0.39	50,000	$0.39	10	–	$0.39
Total - June 30, 2023	1,664,419	$2.38	7.71	1,125,537	$2.59

________________________

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

During the six months ended June 30, 2023, the Company granted 200,200 stock options. Under the terms of the option agreements, the options are subject to certain vesting requirements. The fair value of each award is determined using the Black-Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, and the risk-free interest rate over the expected life of the option. The expected volatility was determined considering comparable companies historical stock prices as a peer group for the fiscal year the grant occurred and prior fiscal years for a period equal to the expected life of the option. The risk-free interest rate was the rate available from the St. Louis Federal Reserve Bank with a term equal to the expected life of the option. The expected life of the option was estimated based on a mid-point method calculation.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2022	563,859	$2.14
Granted	37,500	$1.24
Forfeited/canceled	(118,346)	$1.83
Vested/issued	(195,759)	$1.83
Outstanding -June 30, 2023	287,254	$2.37

During the six months ended June 30, 2023, the Company granted 37,500 restricted stock units. Under terms of the restricted stock agreement, the restricted stock units are subject to a certain vesting schedule.

In 2023, certain restricted stock unit holders elected a net-share settlement for vested shares to satisfy income tax requirements. The Company applied modification accounting in accordance with ASC 718 and recorded the expected value of these share-based awards as a liability. The Company recognized a share-based compensation liability as of June 30, 2023, of $30,090 related to the fair value of vested shares over the service period.

The Company recognized share-based compensation expense related to stock options and restricted stock units of $582,536 and $671,829 for the six months ended June 30, 2023, and 2022, respectively. The remaining unvested share-based compensation expense of $1,664,419 is expected to be recognized over the next 93 months.

Warrants

The following table presents the activity for warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2022	4,472,099	$4.62
Granted	950,000	0.61
Forfeited/canceled	–	–
Exercised	–	–
Outstanding - June 30, 2023	5,422,099	$3.84

5,097,099 of the outstanding warrants are currently exercisable and have a weighted average remaining contractual life of approximately 2.94 years as of June 30, 2023.

Note 7 – Net Loss Per Share

Basic net loss per share is computed by dividing net loss, which is allocated based upon the proportionate amount of weighted average shares outstanding, to each class of shareholder’s stock outstanding during the period. For the calculation of diluted net loss per share, net loss per share attributable to common shareholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans.

As of June 30, 2023, and 2022, 8,505,540 shares and 6,325,245 shares, respectively of potentially dilutive weighted average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

Note 8 – Equity Financings

Equity Line Sales of Common Stock

On November 14, 2022, the Company entered into a Common Stock Purchase Agreement (the “White Lion Purchase Agreement”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”) for an equity line facility.

In April and June 2023, the Company closed on three sales of Common Stock under the White Lion Purchase Agreement. As a result, the Company issued an aggregate of 2,361,514 common shares and received aggregate proceeds of approximately $1.3 million.

Any proceeds that the Company receives under the White Lion Purchase Agreement are expected to be used for working capital and general corporate purposes.

The aggregate number of shares of common stock that the Company can sell to White Lion under the White Lion Purchase Agreement (including the Commitment Shares) may in no case exceed 2,501,700 shares of the common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the White Lion Purchase Agreement) (the “Exchange Cap”), unless shareholder approval is obtained to issue purchase shares above the Exchange Cap, in which case the Exchange Cap will no longer apply.

The Company recognized all offering costs related to the equity line of credit as deferred offering costs in accordance with the guidance in ASC 835-30-S45.

Sale of Common Shares (S-3 offering)

In June 2023, the Company sold 4,735,000 shares of common stock with net proceeds of $2.7 million.

Note 9 – Subsequent Events

The Company extended the maturity date of the April 2023 note (described in note 4 to the financial statements) to November 30, 2023. As a result of the extension, the annual interest rate increased to 20% effective August 1st. Further, the 325,000 contingently exercisable warrants issued with the loan became immediately exercisable.

Nasdaq Non-Compliance

On August 23, 2023, the Company received a notice from Nasdaq notifying the Company that because the Company remains delinquent in filing its Form 10-Q, the Company no longer complies with Nasdaq Listing Rule 5250(c)(1), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC.

The notice received from Nasdaq has no immediate effect on the listing or trading of the Company’s securities on Nasdaq. However, if the Company would fail to timely regain compliance with Rule 5250(c)(1), the Company’s securities would be subject to delisting from Nasdaq.

Under the Nasdaq rules, the Company has until October 22, 2023 (60 days after Nasdaq’s notice) to submit a plan to regain compliance with the Rule 5250(c)(1). The Company expects that with the filing of this Form 10-Q , we have regained compliance with Rule 5250(c)(1).

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

We launched an MVP version of faidr through several consumer trials in 2021 to measure consumer interest and engagement with the App. The full app launched on February 15, 2022, and included all major U.S. radio stations in the US. In February 2023, we added faidrRadio, our exclusive content offerings, to the app. Podcasts were added to the app for the iOS version before the end of Q1 2023 as planned, and added to the Android app in May of 2023. Podcast functionality will continue to be enhanced through 2023 and into 2024.

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

The podcast capabilities within faidr will also introduce a unique and industry first multi-channel, highly flexible set of revenue channels that podcasters can activate in combination to allow listeners to choose how they want to consume and pay for content. “Flex Revenue” allows podcasters to continue to run their standard audio ad model and complement those ads with direct response enabled digital ads in each episode content feed, increasing the value of advertising on any podcast. “Flex Revenue” will also activate subscriptions, on-demand fees for content (e.g., listen without audio ads for a micro payment fee) and direct donations from listeners. Using these channels in combination, podcasters can maximize revenue generation and exercise higher margin monetization models, beyond basic audio advertising. Flex Revenue and the initial inclusion of the new revenue channels that come with it will be added to podcasting in the faidr app, and the first elements of this new monetization capability is expected to be commercially available before the end of 2023.

The faidr mobile App is available today through the iOS and Android App stores.

We have funded our operations with proceeds from the February 2021 IPO, Series A warrants exercised in July 2021 and common share issuance during June of 2023. We also obtained debt financing through a related party during November 2022 and April 2023. In addition, we sold common shares during April 2023 and June 2023. Since its inception, we have incurred significant operating losses. Since inception we have incurred significant operating losses. As of June 30, 2023, we had an accumulated deficit of $76.2 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2023, we had cash of $3,605,144. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. However, if we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

To accelerate user acquisition, revenue, and cash flow, the Company has explored numerous potential acquisition targets of AM/FM streaming aggregators over the past year and a half and continues to explore new opportunities. At present, the Company is in advanced active discussions with two properties and is targeting to execute one or more agreements in the near term. These business development transactions would require additional funding.

Recent Developments

Nasdaq Deficiency Notice

On May 23, 2023, we received a letter (the “Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, based upon the Company’s reported stockholder’s equity of $2,095,247 at the end of March 31, 2023, we are not in compliance with the requirement to maintain a minimum stockholder’s equity of $2,500,000 for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(b)(1) the “Stockholder’s Equity”). We were provided a compliance period of 45 calendar days from the date of the Notice, or until July 7, 2023, to submit a plan to regain compliance with the Stockholder’s Equity Requirement, pursuant to Nasdaq Listing Rule 5810(c)(2)(A).

On July 10, 2023, the Company received a letter from Nasdaq advising that the Company had been granted an extension to file a Form 10-Q for the quarter-ended June 30, 2023 evidencing compliance with Stockholder’s Equity requirement. If we do not regain compliance within the allotted compliance period, Nasdaq will provide notice that the Company’s Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

As disclosed elsewhere in the Quarterly Report, the Company’s stockholder’s equity as of June 30, 2023 is $4,331,778, which is $1,831,778 over the $2.5 million Nasdaq continued listing requirement.

Separately, on April 24, 2023 we received a letter from Nasdaq indicating that the Company is not in compliance with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Bid Price Requirement”).

The letter indicated that the Company will be provided 180 calendar days (or until October 23, 2023) in which to regain compliance. If at any time during this 180 calendar day period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide the Company with a written confirmation of compliance and the matter will be closed.

Alternatively, if the Company fails to regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, the Company may be eligible for an additional 180 calendar day compliance period, provided (i) it meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market (except for the Bid Price Requirement) and (ii) it provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event the Company does not regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, and if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is not otherwise eligible, the Staff will provide the Company with written notification that its securities are subject to delisting from The Nasdaq Capital Market. At that time, the Company may appeal the delisting determination to a Hearings Panel.

The Company intends to consider all options to regain compliance with all Nasdaq continued listing requirements.

The Company’s receipt of these Nasdaq letters does not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission.

Impact of Inflation

We have recently experienced higher costs across our business as a result of inflation, including higher costs related to employee compensation and outside services. We expect inflation to continue to have a negative impact throughout 2023, and it is uncertain whether we will be able to offset the impact of inflationary pressures in the near term.

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

Results of operations

Comparison of the three months ended June 30, 2023, and 2022

The following table summarizes our results of operations:

	Three Months Ended
	6/30/2023	6/30/2022	Change $
Revenue	$–	$–	$–

Operating expenses:
Direct cost of services	45,038	43,532	1,506
Sales and marketing	223,760	740,019	(516,259)
Research and development	180,363	151,251	29,112
General and administrative	892,510	842,555	49,955
Depreciation and amortization	442,618	271,005	171,613
Total operating expenses	1,784,290	2,048,362	(264,072)
Loss from operations	(1,784,290)	(2,048,362)	264,072

Other (expense) income:
Interest expense	(538,572)	(2,023)	(536,549)
Total other expense	(538,572)	(2,023)	(536,549)
Loss before income taxes	(2,322,862)	(2,050,385)	(272,477)
Provision for income taxes	–	–	–
Net loss	$(2,322,862)	$(2,050,385)	$(272,477)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.15)	$(0.16)

Weighted average common shares outstanding
Basic and diluted	15,352,297	12,514,763

Revenue

Total revenues for the three months ended June 30, 2023, and 2022 were $0 as we continue to develop and enhance our faidr and podcasting Apps to establish new revenue streams.

Direct cost of services

Direct Cost of Services increased $1,506 or 3.5% from $43,532 for the three months ended June 30, 2022, compared to $45,038 for the three months ended June 30, 2023. This increase was primarily the result of a slight increase in both platform hosting costs and other music services.

Sales and marketing

Sales and marketing expenses decreased by $516,259 or 70%, from $740,019 for the three months ended June 30, 2022, to $223,760 for the three months ended June 30, 2023, primarily attributed to reduced staffing, consulting expense, and marketing and promotions costs as compared to Q2 2022 that were associated with the national launch of the faidr App. We expect our sales and marketing expenses to fluctuate period by period as we release new upgrades and enhancements within our Apps and look to generate revenue through customer acquisition, retention, and subscription conversion.

Research and development

Research and development expenses increased by $29,112 or 19%, from $151,251 for the three months ended June 30, 2022, to $180,363 for the three months ended June 30, 2023, primarily related to slightly increased staffing cost. We are continually developing enhancements to both our faidr and podcasting Apps and will continue capitalize software costs to the extent that such development qualifies for capitalization.

General and administrative

General and administrative expenses increased by $49,955 or less than 1%, from $842,555 for the three months ended June 30, 2022, compared to $892,510 for the three months ended June 30, 2023. The increase resulted from an increase in legal fees during Q2 2023 not directly related to debt and equity issuance costs.

Depreciation and amortization

Depreciation and amortization expenses increased by $171,613 or 63%, from $271,005 for the three months ended June 30, 2022, compared to $442,618 for the three months ended June 30, 2023. The increase is entirely related to the increased amortization of our faidr and podcasting Apps.

Other income (expense), net

Total other expenses increased by $536,549, from $2,023 for the three months ended June 30, 2022, to $538,572 for the three months ended June 30, 2023. The increase is related to actual and imputed interest expense attributed to the Secured Bridge Notes issued during November of 2022 and April 2023 (Refer to Note 4 of the condensed unaudited financial statements for additional information regarding the secured bridge notes).

Comparison of the six months ended June 30, 2023, and 2022

	Six Months Ended
	6/30/2023	6/30/2022	Change $
Revenue	$–	$–	$–

Operating expenses:
Direct cost of services	87,339	96,093	(8,754)
Sales and marketing	448,879	1,097,086	(648,207)
Research and development	390,489	300,015	90,474
General and administrative	1,819,336	1,860,283	(40,947)
Depreciation and amortization	885,653	447,132	438,521
Total operating expenses	3,631,696	3,800,609	(168,913)
Loss from operations	(3,631,696)	(3,800,609)	168,913

Other (expense) income:
Interest expense	(846,478)	(3,035)	(843,443)
Total other expense	(846,477)	(3,035)	(843,442)
Loss before income taxes
Provision for income taxes
Net loss	$(4,478,174)	$(3,803,644)	$(674,530)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.32)	$(0.30)

Weighted average common shares outstanding
Basic and diluted	14,058,662	12,489,790

Revenue

Total revenues for the six months ended June 30, 2023, and 2022 were $0 as we continue to develop and enhance our faidr and podcasting Apps to establish new revenue streams.

Direct cost of services

Direct Cost of Services decreased $8,754 or 9% from $96,093 for the six months ended June 30, 2022, compared to $87,339 for the six months ended June 30, 2023. This decrease was primarily the result of a reduction in both platform hosting costs and other music services.

Sales and marketing

Sales and marketing expenses decreased by $648,207 or 59%, from $1,097,086 for the six months ended June 30, 2022, to $448,879 for the six months ended June 30, 2023, primarily attributed to reduced staffing, consulting expense, and marketing and promotions costs as compared to the six months ended June 30, 2022 that were associated with the national launch of the faidr App. We expect our sales and marketing expenses to fluctuate period by period as we release new upgrades and enhancements within our Apps and look to generate revenue through customer acquisition, retention, and subscription conversion.

Research and development

Research and development expenses increased by $90,474 or 30%, from $300,015 for the six months ended June 30, 2022, to $390,489 for the six months ended June 30, 2023, primarily related to increased staffing, and an associated reduction in the level of capitalized software expenses. We are continually developing enhancements to both our faidr and podcasting Apps and will continue capitalize software costs to the extent that such development qualifies for capitalization.

General and administrative

General and administrative expenses decreased by $40,947 or 2%, from $1,860,283 for the six months ended June 30, 2022, compared to $1,819,336 for the six months ended June 30, 2023. The decrease resulted from reduced stock compensation expense related to forfeited employee stock option grants.

Depreciation and amortization

Depreciation and amortization expenses increased by $438,521 or 98%, from $447,132 for the six months ended June 30, 2022, compared to $885,653 for the six months ended June 30, 2023. The increase is entirely related to the increased amortization of our faidr and podcasting Apps, which started amortization during Q1 2022 and Q4 2021, respectively.

Other income (expense), net

Total other expense increased by $843,443, from $3,035 for the six months ended June 30, 2022, to $846,478 for the six months ended June 30, 2023. The increase is related to interest expense attributed to the Secured Bridge Notes issued during November of 2022 and April of 2023, which included the finance charges associated with debt issuance cost. (Refer to Note 4 of the condensed unaudited financial statements for additional information regarding the secured bridge notes)

Liquidity and capital resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our faidr and podcasting Apps. As of June 30, 2023, and December 31, 2022, we had cash of $3,605,144 and $1,661,434, respectively. We have a deficit in working capital in the amount of approximately $0.4 million at June 30, 2023. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months as we continue to develop and market our products.

Interim Bridge Financings

As previously disclosed, the Company entered into a Secured Bridge Note (“Prior Note”) financing on November 14, 2022 with one accredited investor who is a significant existing shareholder of the Company. The Company received $2,000,000 of gross proceeds in connection with that financing.

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

In connection with the New Note financing, the Company issued to the investor 650,000 common stock warrants with a five-year term and a fixed $0.61 per share exercise price. 325,000 of such warrants are exercisable immediately. The other 325,000 of such warrants would only become exercisable if the maturity date of the New Note is extended in accordance with the terms of the New Note. Further, if the New Note remains outstanding as of July 31, 2023, the Company has the option to extend the maturity date of the New Note to November 30, 2023. Upon such extension, the interest rate on the New Note will be increased to 20% from 10%, and the 325,000 portion of the warrants shall become exercisable.

Further, in connection with the New Note financing, the parties agreed to make certain amendments to the Prior Note financing. Specifically, the parties agreed to cancel the 300,000 common stock warrants issued as part of the prior financing and, in lieu of the cancelled warrants, issued the investor common stock warrants for 600,000 common shares with an exercise price of $0.61 per common share and a five-year term. 300,000 of such warrants were exercisable immediately, while the other 300,000 warrants became exercisable upon the maturity date extension of the Prior Note during May of 2023.

The investor will not be able to receive shares upon conversion or exercise, unless prior shareholder approval is obtained, if the number of shares to be issued to the investor, when aggregated with all other shares of common stock then owned by the investor beneficially or deemed beneficially owned by the investor, would (i) result in the investor owning more than the Beneficial Ownership Limitation (as defined below), as determined in accordance with Section 13 of the Securities Exchange Act of 1934 or (ii) otherwise constitute a Change of Control within the meaning of Nasdaq Rule 5635(b). The “Beneficial Ownership Limitation” shall be 19.99% of the number of shares of the common stock outstanding immediately prior to the proposed issuance of shares of common stock.

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

Any proceeds that the Company receives under the White Lion Purchase Agreement are expected to be used for working capital and general corporate purposes. Further, the aggregate number of shares of common stock that the Company can sell to White Lion under the White Lion Purchase Agreement (including the Commitment Shares) may in no case exceed 2,501,700 shares of the common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the White Lion Purchase Agreement) (the “Exchange Cap”), unless shareholder approval is obtained to issue purchase shares above the Exchange Cap, in which case the Exchange Cap will no longer apply.

The Company had cash on hand of $3,605,144 as of June 30, 2023. The Company will need to raise additional funds to continue funding our technology development and commercialization efforts beyond such time. Management intends to secure such funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

The following table summarizes the statements of cash flows for the six months ended June 30, 2023, and 2022:

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(2,214,729)	$(2,632,846)
Investing activities	(529,503)	(1,282,433)
Financing activities	4,687,941	(88,723)
Change in cash	$1,943,710	$(4,004,002)

Operating activities

Cash used in operating activities for the six months ended June 30, 2023, was ($2,214,729), primarily resulting from our net loss of ($4,478,174) and change in working capital of $99,309 related to an increase in accounts payable and accrued liabilities, offset by non-cash charges of $2,164,136 related to depreciation and amortization, share based compensation expense, and finance charges associated with the debt issuance costs of the Secured Bridge Notes. Cash used in operating activities for both periods consisted of personnel-related expenditures, marketing and promotion costs, and public company administrative support costs such as legal and other professional support services.

Investing activities

Cash flows used in investing activities for the six months ended June 30, 2023, was $529,503, consisting entirely of capitalization of software development expenses.

Cash flows used in investing activities for the six months ended June 30, 2022, was $1,282,433, primarily consisting of capitalization of software development expenses of $661,214.

Financing activities

Cash flows generated in financing activities for the six months ended June 30, 2023, was $4,687,941 and related primarily to cash proceeds from the issuance of common shares of $4,016,521 and proceeds from related party debt of $750,000.

Cash flows used in financing activities for the three months ended June 30, 2022, was $88,722 related to cash paid by the Company related to the net-share settlement of vested restricted stock units during the quarter.

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $76.2 million and $71.7 million as of June 30, 2023, and December 31, 2022, respectively. As of June 30, 2023, and December 31, 2022, we had cash of $3,605,144 and $1,661,434, respectively. Our cash is comprised primarily of demand deposit accounts and money market funds. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Contractual Obligations

The following table summarizes our contractual obligations not on our Balance Sheet as of June 30, 2023, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease commitments:
Office lease (1)	$22,100	$22,100	$–	$–	$–
Insurance premiums (2)	88,222	88,222	–	–	–
Total operating lease commitments	$110,322	$110,322	$–	$–	$–

(1)	Represents minimum payments due for the lease of office space.
(2)	Represents premium payments due related to D&O insurance policy from February 2023 – February 2024

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Estimates

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

Our critical accounting estimates are presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with SEC on March 23, 2023. There were no material changes to our critical accounting estimates during the six months ended June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

Management has been actively engaged in remediating the material weaknesses discussed in our Form 10-K for the period ended December 31, 2022 filed with SEC on March 23, 2023. The following remedial actions have been taken during the quarter ended June 30, 2023:

•	continue to strengthen our internal policies, processes, and reviews, including drafting of related documentation thereof;
•	continue to engage outside consultants to ensure that appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review;
•	complete the internal control documentation with our consultants who have been engaged to assist in the design, implementation, and documentation of internal controls to address the relevant risks; and
•	hired additional accounting resources with appropriate levels of experience

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

Our recently announced growth strategy includes seeking acquisitions of other companies or assets in our industry sector. We may not be successful in identifying, making and integrating business or asset acquisitions, if any, in the future.

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

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2023.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Bylaws of the Company	8-K	02-22-2021	3.2
3.3		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
3.4		Form of Series A Warrant	S-1/A	02-05-2021	3.6
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities	10-K	03-31-2021	4.3
10.1	#	Employment Agreement of Michael T. Lawless	S-1	01-10-2020	10.1
10.2	#	Employment Agreement of Peter Shoebridge	S-1	01-10-2020	10.2
10.3	#	Form of Auddia Inc. 2020 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.4		Collateral and Security Agreement with Related Party (Minicozzi)	S-1/A	01-28-2020	10.4
10.5		Form of Amendment to Collateral and Security Agreement with Related Party	S-1/A	10-08-2020	10.5
10.6		Form of Convertible Promissory Note	S-1/A	01-28-2020	10.6
10.7		Business Loan Agreement and Guaranty of Related Party with Bank of the West	S-1/A	01-28-2020	10.7
10.8	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.9		Form of Bridge Note	S-1/A	10-22-2020	10.9
10.10		Form of Warrant Agent Agreement	S-1/A	02-05-2021	10.10
10.11		Amendment to Bridge Note	S-1/A	10-22-2020	10.14
10.12		Amended Business Loan Agreement with Bank of the West	10-K	03-31-2021	10.15
10.13	#	First Amendment to 2020 Equity Incentive Plan	S-8	08-10-2021	99.2
10.14	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.3
10.15	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.4
10.16	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	S-8	08-10-2021	99.5
10.17	#	Clip Interactive, LLC 2013 Equity Incentive Plan	S-8	08-10-2021	99.6
10.18	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan	S-8	08-10-2021	99.7
10.19	#	Executive Officer Employment Agreement for Michael Lawless dated October 13, 2021	8-K	10-15-2021	10.1
10.20	#	Executive Officer Employment Agreement for Peter Shoebridge dated October 13, 2021	8-K	10-15-2021	10.2
10.21	#	Executive Officer Employment Agreement for Brian Hoff dated October 13, 2021	8-K	10-15-2021	10.3
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer and Interim Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer and Interim Chief Financial Officer				X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDDIA INC.

By:	/s/ Michael Lawless
Michael Lawless President, Chief Executive Officer, Interim Chief Financial Officer and Director

Date:  August 24, 2023

