Form 10-Q
period 2023-09-30
AUDDIA INC.
filed 2023-11-14
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 19,947,223 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Auddia Inc.

Condensed Balance Sheets

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$2,199,678	$1,661,434
Accounts receivable, net	574	137
Prepaid insurance	56,704	—
Total current assets	2,256,956	1,661,571

Non-current assets:
Property and equipment, net of accumulated depreciation	22,084	41,080
Software development costs, net of accumulated amortization	3,545,610	4,134,225
Deferred offering costs	170,259	222,896
Prepaids and other non-current assets	47,364	51,754
Total non-current assets	3,785,317	4,449,955
Total assets	$6,042,273	$6,111,526

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$587,641	$324,138
Notes payable to related party, net of debt issuance costs	2,993,639	1,775,956
Stock awards liability	45,981	161,349
Total current liabilities	3,627,261	2,261,443
Total liabilities	3,627,261	2,261,443

Commitments and contingencies (Note 5)

Shareholders' equity:
Preferred stock - $0.001 par value, 10,000,000 authorized and 0 shares issued and outstanding	–	–
Common stock - $0.001 par value, 100,000,000 authorized and 19,947,223 and 12,654,949 shares issued and outstanding September 30, 2023 and December 31, 2022	19,947	12,654
Additional paid-in capital	80,725,555	75,573,263
Accumulated deficit	(78,330,490)	(71,735,834)
Total shareholders' equity	2,415,012	3,850,083
Total liabilities and shareholders' equity	$6,042,273	$6,111,526

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$–	$–	$–	$–

Operating expenses:
Direct cost of services	43,470	32,712	130,809	128,806
Sales and marketing	316,297	298,924	765,176	1,396,010
Research and development	227,133	181,596	617,622	481,611
General and administrative	777,496	540,220	2,596,831	2,400,503
Depreciation and amortization	465,166	274,839	1,350,820	721,971
Total operating expenses	1,829,562	1,328,291	5,461,258	5,128,901
Loss from operations	(1,829,562)	(1,328,291)	(5,461,258)	(5,128,901)

Other (expense) income:
Interest expense	(286,920)	(2,023)	(1,133,398)	(5,058)
Total other expense	(286,920)	(2,023)	(1,133,398)	(5,058)
Loss before income taxes	(2,116,482)	(1,330,314)	(6,594,656)	(5,133,959)
Provision for income taxes	–	–	–	–
Net loss	$(2,116,482)	$(1,330,314)	$(6,594,656)	$(5,133,959)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.11)	$(0.11)	$(0.41)	$(0.41)

Weighted average common shares outstanding
Basic and diluted	19,947,223	12,514,763	16,043,086	12,498,206

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Changes in Shareholders’ Equity (Unaudited)

	For The Three and Nine Months Ended September 30, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, January 1, 2023	12,654,949	$12,654	$75,573,262	$(71,735,834)	$3,850,083

Exercise of Restricted Stock Units	195,760	196	42,601	–	42,797
Share-based compensation	–	–	357,680	–	357,680
Net loss	–	–	–	(2,155,312)	(2,155,312)
Balance, March 31, 2023	12,850,709	$12,850	$75,973,543	$(73,891,146)	$2,095,247

Issuance of common shares, net of costs	7,096,514	7,097	3,956,787	–	3,963,884
Exercise of Restricted Stock Units	–	–	(42,797)	–	(42,797)
Issuance of warrants	–	–	383,004	–	383,004
Share-based compensation	–	–	224,856	–	224,856
Revaluation of share-based compensation liability	–	–	30,445	–	30,445
Net loss	–	–	–	(2,322,862)	(2,322,862)
Balance, June 30, 2023	19,947,223	$19,947	$80,525,838	$(76,214,008)	$4,331,777

Share-based compensation	–	–	217,141	–	217,141
Revaluation of share-based compensation liability	–	–	(17,424)	–	(17,424)
Net loss	–	–	–	(2,116,482)	(2,116,482)
Balance, September 30, 2023	$19,947,223	$19,947	$80,725,555	$(78,330,490)	$2,415,012

	For The Three and Nine Months Ended September 30, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, January 1, 2022	12,416,408	$12,416	$74,236,910	$(64,838,389)	$9,410,937

Exercise of Restricted Stock Units	98,355	98	(98)	–	–
Share-based compensation	–	–	385,908	–	385,908
Reclassification of share-based compensation liability	–	–	(128,534)	–	(128,534)
Net loss	–	–	–	(1,753,258)	(1,753,258)
Balance, March 31, 2022	12,514,763	$12,514	$74,494,186	$(66,591,647)	$7,915,053

Share-based compensation	–	–	285,921	–	285,921
Reclassification of share-based compensation liability	–	–	(7,262)	–	(7,262)
Net loss	–	–	–	(2,050,385)	(2,050,385)
Balance, June 30, 2022	12,514,763	$12,514	$74,772,845	$(68,642,032)	$6,143,327

Share-based compensation	–	–	26,657	–	26,657
Revaluation of share-based compensation liability	–	–	(72,315)	–	(72,315)
Net loss	–	–	–	(1,330,314)	(1,330,314)
Balance, September 30, 2022	$12,514,763	$12,514	$74,727,187	$(69,972,348)	$4,767,353

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,594,656)	$(5,133,959)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance charge associated with debt issuance cost	850,688	–
Depreciation and amortization	1,350,820	721,971
Share-based compensation expense	799,677	698,486
Change in assets and liabilities:
Accounts receivable	(437)	52
Prepaid insurance	(56,705)	–
Prepaids and other non-current assets	4,390	(1,065)
Accounts payable and accrued liabilities	241,269	92,403
Net cash used in operating activities	(3,404,954)	(3,622,112)

Cash flows from investing activities:
Software capitalization	(743,208)	(1,673,517)
Purchase of property and equipment	–	(3,809)
Net cash used in investing activities	(743,208)	(1,677,326)

Cash flows from financing activities:
Net settlement of share-based compensation liability	(80,115)	(88,723)
Proceeds from related party debt	750,000	–
Proceeds from issuance of common shares	4,016,521	–
Net cash provided by (used in) financing activities	4,686,406	(88,723)

Net increase in cash	538,244	(5,388,161)

Cash, beginning of year	1,661,434	6,345,291

Cash and restricted cash, end of period	$2,199,678	$957,130

Supplemental disclosures of cash flow information:
Cash paid for Interest	$6,000	$5,058

Supplemental disclosures of non-cash activity:
Reclassification of deferred offering cost	$52,637	$–
Original issue discount and issuance of warrants on related party debt	$458,004	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Notes to Condensed Financial Statements (Unaudited)

Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Auddia Inc., (the “Company”, “Auddia”, “we”, “our”) is a technology company that is reinventing how consumers engage with audio through the development of a proprietary AI platform for audio and innovative technologies for podcasts. The Company is incorporated in Delaware and headquartered in Colorado.

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

Going Concern

The Company had cash of $2,199,678 as of September 30, 2023. The Company will need additional funding to complete the development of the full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If the Company is unable to raise capital when needed or on acceptable terms, the Company will be forced to delay, reduce, or eliminate technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management has plans to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, such as the White Lion equity line of credit (refer to Note 8) and additional future financing agreements. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s current level of cash is not sufficient to execute the business plan. For the foreseeable future, the Company will incur significant operating expenses, capital expenditures and working capital funding that will deplete cash on hand by February 2024.

Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 or December 31, 2022.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. As of September 30, 2023, the Company had approximately $1.9 million in excess of federally insured limits. As of December 31, 2022, the Company had approximately $1.4 million in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

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

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are considered impaired and expensed during the period of such determination. We determined that no such impairments were required during the three months and nine months ended September 30, 2023. Software development costs of $213,705 and $394,893 were capitalized for the three months ended September 30, 2023, and 2022, respectively and $743,208 and $1,673,517 were capitalized for the nine months ended September 30, 2023 and 2022, respectively. Amortization of capitalized software development costs were $458,973 and $262,703 for the three months ended September 30, 2023, and 2022, respectively and $1,331,823 and $693,441 for the nine months ended September 30, 2023 and 2022, respectively and are included in depreciation and amortization expense in the Company’s condensed statement of operations.

Revenue Recognition

Revenue will be measured according to Accounting Standards Codification (“ASC”) 606, Revenue – Revenue from Contracts with Customers, and will be recognized based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company will recognize revenue when a performance obligation is satisfied by transferring control over a service or product to a customer. The Company will report revenues net of any tax assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in the condensed statements of operations. Collected taxes will be recorded within Other current liabilities until remitted to the relevant taxing authority.

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

Customers may pay for the services in advance of the performance obligation and therefore these prepayments would be recorded as deferred revenue. The deferred revenue will be recognized as revenue in the statement of operations as the services are provided.

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

Recently Adopted ASUs

ASU 2016-13-Financial Instruments-Credit Losses- The new guidance makes significant changes to the accounting for credit losses on financial instruments and disclosures about them. Specifically, the new CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. The Company adopted the new standard beginning January 1, 2023. The adoption of the new standard did not have a material impact on the Company’s financial statements.

Note 2 – Property & Equipment and Software Development Costs

Property and equipment and software development costs consisted of the following as of:

	September 30, 2023	December 31, 2022

Computers and equipment	$99,939	$99,939
Furniture	7,263	7,262
Accumulated depreciation	(85,118)	(66,121)
Total property and equipment, net	$22,084	$41,080

Software development costs	$7,369,257	$6,626,049
Accumulated amortization	(3,823,647)	(2,491,824)
Total software development costs, net	$3,545,610	$4,134,225

The Company recognized depreciation expense of $6,193 and $12,136 for the three months ended September 30, 2023, and 2022, respectively related to property and equipment and amortization expense of $458,973 and $262,703 for the three months ended September 30, 2023, and 2022, respectively related to software development costs. The Company recognized depreciation expense of $18,997 and $28,529 for the nine months ended September 30, 2023, and 2022, respectively related to property and equipment and amortization expense of $1,331,823 and $693,441 for the nine months ended September 30, 2023, and 2022, respectively related to software development costs.

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2023	December 31, 2022

Accounts payable and accrued liabilities	$269,159	$289,955
Credit cards payable	14,517	6,072
Accrued interest	303,965	28,111
	$587,641	$324,138

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

As of September 30, 2023, and December 31, 2022, the balance of the Prior Note, net of debt issuance costs, was $2,168,639 and $1,775,956, respectively. Interest expense related to the Prior Note for the three and nine months ended September 30, 2023, was $157,298 and $762,112.

As noted above, the Company entered into an additional Secured Bridge Note (“New Note”) financing with the same accredited investor and significant existing shareholder during April of 2023. In addition, the Company also amended the terms of the Prior Note. The principal amount of the New Note is $825,000 including an original issue discount of $75,000. The New Note bears interest at an annual stated rate of 10% with an original maturity date of July 2023. The New Note is secured by a lien on substantially all of the Company’s assets. At maturity the lender has the option to convert any original issue discount and accrued but unpaid interest into shares of the Company’s common stock at a fixed conversion price of $0.61 per share. The conversion right is available to the lender at the earlier of (i) maturity, or (ii) payback of all the principal. In connection with the New Note financing, the Company issued 325,000 common stock warrants with a five-year term and an exercise price of $0.61 per share and an additional 325,000 common stock warrants with a five-year term and an exercise price of $0.61 per share that are exercisable in the event that the loan term is extended. The warrants were valued at $252,940, which was recorded as additional debt discount. Similar to the accounting for the Prior Note, the embedded conversion option was not accounted for separately as, in accordance with the guidance outlined in ASC 815-40, it was considered indexed to the Company’s shares. In addition, the issued warrants were classified in equity as they were also considered indexed to the Company’s shares in accordance with ASC 815-40.

As of September 30, 2023, the balance of the New Note issued in April 2023, net of debt issuance costs, was $825,000. Interest expense related to the New Note for the three and nine months ended September 30, 2023 was $401,441, respectively.

On July 31, 2023, the Company extended the maturity date of the New Note to November 30, 2023. In connection with such extension, 325,000 outstanding unvested warrants became vested and exercisable.

Note 5 – Commitments and Contingencies

Operating Lease

In April 2021, the Company entered into a lease agreement for office space in Boulder, Colorado comprising 8,639 square feet. The lease commenced on May 15, 2021, and terminated after 12 months. The Company subsequently extended the lease through November 2022. In November 2022, the Company amended the lease, reducing the square footage rented to 2,160 with a base rent of $4,018 per month. The amended lease terminates after 13 months. Rent expense, as part of general and administrative expenses as included in the Condensed Statement of Operations, was $12,053 and $39,935 for the three months ended September 30, 2023, and 2022, respectively and $49,491 and $83,117 for the nine months ended September 30, 2023, and 2022, respectively.

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

NASDAQ Deficiencies

On May 23, 2023, we received a letter (the “Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, based upon the Company’s reported stockholder’s equity of $2,095,247 at the end of March 31, 2023, we are not in compliance with the requirement to maintain a minimum stockholder’s equity of $2,500,000 for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(b)(1) the “Stockholders’ Equity Requirement”). We were provided a compliance period of 45 calendar days from the date of the Notice, or until July 7, 2023, to submit a plan to regain compliance with the Stockholder’s Equity Requirement, pursuant to Nasdaq Listing Rule 5810(c)(2)(A).

On July 10, 2023, the Company received a letter from Nasdaq advising that the Company had been granted an extension to file a Form 10-Q for the quarter-ended June 30, 2023 evidencing compliance with Stockholder’s Equity Requirement. The stockholder’s equity balance as of June 30, 2023 was $4,331,777, which is $1,831,778 over the $2.5 million Stockholders’ Equity Requirement. On August 25, 2023, Nasdaq confirmed that the Company had regained compliance with the Stockholders’ Equity Requirement and that this matter is now closed.

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

On October 24, 2023, the Company received a written notice from the Nasdaq staff indicating that the Company had not regained compliance with the Bid Price Requirement and was not eligible for an additional 180 calendar day compliance period. As a result, the staff determined to delist the Company’s Common Stock from Nasdaq, unless the Company timely requests an appeal of the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

The Company has requested a hearing before the Panel to appeal the October notice and to address compliance with the Bid Price Requirement. While the appeal process is pending, the suspension of trading of the Company’s common stock, will be stayed and the Common Stock will continue to trade on Nasdaq until the hearing process concludes and the Panel issues a written decision. The hearing is expected to occur in mid-January 2024.

The Company intends to consider all options to regain and maintain compliance with all Nasdaq continued listing requirements.

The Company’s receipt of these Nasdaq letters does not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission.

Note 6 - Share-based Issuances

Stock Options

The following table presents the activity for stock options outstanding:

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2022	1,663,173	$2.45
Granted	200,200	0.94
Forfeited/canceled	(206,454)	1.51
Exercised	–	–
Outstanding - September 30, 2023	1,656,919	$2.38

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price	Life*	Number	Price*
$2.70	22,264	$2.70	0.75	22,264	$2.70
$2.90	53,128	$2.90	4.11	53,128	$2.90
$4.26	171,197	$4.26	5.73	171,197	$4.26
$2.79	772,194	$2.79	7.23	553,122	$2.79
$1.79	198,750	$1.79	7.87	68,437	$1.79
$1.21	389,386	$1.21	8.95	292,039	$1.21
$0.40	50,000	$0.40	9.69	–	$0.40
Total - September 30, 2023	1,656,919	$2.38		1,160,187	$2.59

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

During the nine months ended September 30, 2023, the Company granted 200,200 stock options. Under the terms of the option agreements, the options are subject to certain vesting requirements. The fair value of each award is determined using the Black-Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, and the risk-free interest rate over the expected life of the option. The expected volatility was determined considering comparable companies historical stock prices as a peer group for the fiscal year the grant occurred and prior fiscal years for a period equal to the expected life of the option. The risk-free interest rate was the rate available from the St. Louis Federal Reserve Bank with a term equal to the expected life of the option. The expected life of the option was estimated based on a mid-point method calculation.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2022	563,859	$2.14
Granted	37,500	1.24
Forfeited/canceled	(118,350)	1.83
Vested/issued	(195,759)	1.83
Outstanding - September 30, 2023	287,250	$2.37

During the nine months ended September 30, 2023, the Company granted 37,500 restricted stock units. Under terms of the restricted stock agreement, the restricted stock units are subject to a certain vesting schedule.

In 2023, certain restricted stock unit holders elected a net-share settlement for vested shares to satisfy income tax requirements. The Company applied modification accounting in accordance with ASC 718 and recorded the expected value of these share-based awards as a liability. The Company recognized a share-based compensation liability as of September 30, 2023, of $45,981 related to the fair value of vested shares over the service period.

The Company recognized share-based compensation expense related to stock options and restricted stock units of $799,677 and $698,486 for the nine months ended September 30, 2023, and 2022, respectively. The remaining unvested share-based compensation expense of $1,447,278 is expected to be recognized over the next 90 months.

Warrants

The following table presents the activity for warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2022	4,472,099	$4.62
Granted	950,000	0.61
Forfeited/canceled	–	–
Exercised	–	–
Outstanding - September 30, 2023	5,422,099	$3.84

5,422,099 of the outstanding warrants are currently exercisable and have a weighted average remaining contractual life of approximately 2.69 years as of September 30, 2023.

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

As of September 30, 2023, and 2022, 7,079,016 shares and 6,271,219 shares, respectively of potentially dilutive weighted average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

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

Sale of Common Shares (S-3 offering)

In June 2023, the Company sold 4,735,000 shares of common stock in a registered public offering with net proceeds of $2.7 million.

Note 9 – Subsequent Events

Replacement Equity Line with White Lion

On November 6, 2023, the Company entered into a new Common Stock Purchase Agreement and a related registration rights agreement with White Lion. Pursuant to the new Common Stock Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time until December 31, 2024, up to $10,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. In connection with the new Common Stock Purchase Agreement, the parties agreed to terminate the previous Common Stock Purchase Agreement with White Lion.

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

We launched an MVP version of faidr through several consumer trials in 2021 to measure consumer interest and engagement with the App. The full app launched on February 15, 2022, and included all major U.S. radio stations in the US. In February 2023, we added faidrRadio, our exclusive content offerings, to the app. Podcasts were added to the app for the iOS version before the end of Q1 2023 as planned and added to the Android app in May of 2023. Podcast functionality will continue to be enhanced through 2023 and into 2024.

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

We have funded our operations with proceeds from the February 2021 IPO, Series A warrants exercised in July 2021 and common share issuance during June of 2023. We also obtained debt financing through a related party during November 2022 and April 2023. In addition, we sold common shares during April 2023 and June 2023. Since its inception, we have incurred significant operating losses. Since inception we have incurred significant operating losses. As of September 30, 2023, we had an accumulated deficit of $78.3 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of September 30, 2023, we had cash of $2,199,678. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. However, if we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Recent Developments

Nasdaq Deficiency Notices

On May 23, 2023, we received a letter (the “Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, based upon the Company’s reported stockholders’ equity of $2,095,247 at the end of March 31, 2023, we are not in compliance with the requirement to maintain a minimum stockholders’s equity of $2,500,000 for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(b)(1) the “Stockholder’s Equity Requirement”). We were provided a compliance period of 45 calendar days from the date of the Notice, or until July 7, 2023, to submit a plan to regain compliance with the Stockholder’s Equity Requirement, pursuant to Nasdaq Listing Rule 5810(c)(2)(A).

On July 10, 2023, the Company received a letter from Nasdaq advising that the Company had been granted an extension to file a Form 10-Q for the quarter-ended June 30, 2023 evidencing compliance with Stockholder’s Equity Requirement. The stockholder’s equity balance as of June 30, 2023 was $4,331,777, which is $1,831,778 over the $2.5 million Stockholders’ Equity Requirement. On August 25, 2023, Nasdaq confirmed that the Company had regained compliance with the Stockholders’ Equity Requirement and that this matter is now closed.

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

On October 24, 2023, the Company received a written notice from the Nasdaq staff indicating that the Company had not regained compliance with the Bid Price Requirement and was not eligible for an additional 180 calendar day compliance period. As a result, the staff determined to delist the Company’s Common Stock from Nasdaq, unless the Company timely requests an appeal of the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

The Company has requested a hearing before the Panel to appeal the October notice and to address compliance with the Bid Price Requirement. While the appeal process is pending, the suspension of trading of the Company’s common stock, will be stayed and the Common Stock will continue to trade on Nasdaq until the hearing process concludes and the Panel issues a written decision. The hearing is expected to occur in mid-January 2024.

The Company intends to consider all options to regain and maintain compliance with all Nasdaq continued listing requirements.

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

Research and development

Since our inception, we have focused significant resources on our research and development activities related to the software development of our technology. We account for costs incurred in the development of computer software as software research and development costs until the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose is probable. We cease capitalization of development costs once the software has been substantially completed and is available for its intended use. Software development costs are amortized over a useful life estimated by our management of three years. Costs associated with significant upgrades and enhancements that result in additional functionality are capitalized. Capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in software technologies. Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are impaired and expensed during the period of such determination. We expect to continue to incur research and development expenses and capitalization in the future as we continue to develop and enhance our faidr and podcasting Apps.

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

Results of operations

Comparison of the three months ended September 30, 2023, and 2022

The following table summarizes our results of operations:

	Three Months Ended
	September 30, 2023	September 30, 2022	Change $
Revenue	$–	$–

Operating expenses:
Direct cost of services	43,470	32,712	10,758
Sales and marketing	316,297	298,924	17,373
Research and development	227,133	181,596	45,537
General and administrative	777,496	540,220	237,276
Depreciation and amortization	465,166	274,839	190,327
Total operating expenses	1,829,562	1,328,291	501,271
Loss from operations	(1,829,562)	(1,328,291)	(501,271)

Other (expense) income:
Interest expense	(286,920)	(2,023)	(284,897)
Total other expense	(286,920)	(2,023)	(284,897)

Loss before income taxes	(2,116,482)	(1,330,314)	(786,168)
Provision for income taxes	–	–	–
Net loss	$(2,116,482)	$(1,330,314)	(786,168)

Revenue

Total revenues for the three months ended September 30, 2023, and 2022 were $0 as we continue to develop and enhance our faidr and podcasting Apps to establish new revenue streams.

Direct cost of services

Direct Cost of Services increased $10,758 or 32.9% from $32,712 for the three months ended September 30, 2022, compared to $43,470 for the three months ended September 30, 2023. This increase was primarily the result of a slight increase in both platform hosting costs and other music services.

Sales and marketing

Sales and marketing expenses increased by $17,373 or 5.8%, from $298,924 for the three months ended September 30, 2022, to $316,297 for the three months ended September 30, 2023, primarily attributed to increased marketing and promotions costs as compared to Q3 2022. We expect our sales and marketing expenses to fluctuate period by period as we release new upgrades and enhancements within our Apps and look to generate revenue through customer acquisition, retention, and subscription conversion.

Research and development

Research and development expenses increased by $45,537 or 25.1%, from $181,596 for the three months ended September 30, 2022, to $227,133 for the three months ended September 30, 2023, primarily related to slightly increased staffing cost. We are continually developing enhancements to both our faidr and podcasting Apps and will continue capitalize software costs to the extent that such development qualifies for capitalization.

General and administrative

General and administrative expenses increased by $237,276 or 43.9%, from $540,220 for the three months ended September 30, 2022, compared to $777,496 for the three months ended September 30, 2023. The increase resulted from an increase in stock compensation expense compared to Q3 2022.

Depreciation and amortization

Depreciation and amortization expenses increased by $190,327 or 69.3%, from $274,839 for the three months ended September 30, 2022, compared to $465,166 for the three months ended September 30, 2023. The increase is entirely related to the increased amortization of our faidr and podcasting Apps.

Other income (expense), net

Total other expenses increased by $284,897, from $2,023 for the three months ended September 30, 2022, to $286,920 for the three months ended September 30, 2023. The increase is related to actual and imputed interest expense attributed to the Secured Bridge Notes issued during November of 2022 and April 2023 (Refer to Note 4 of the condensed unaudited financial statements for additional information regarding the secured bridge notes).

Comparison of the nine months ended September 30, 2023, and 2022

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change $
Revenue	$–	$–

Operating expenses:
Direct cost of services	130,809	128,806	2,003
Sales and marketing	765,176	1,396,010	(630,834)
Research and development	617,622	481,611	136,011
General and administrative	2,596,831	2,400,503	196,328
Depreciation and amortization	1,350,820	721,971	628,849
Total operating expenses	5,461,258	5,128,901	332,357
Loss from operations	(5,461,258)	(5,128,901)	(332,357)

Other (expense) income:
Interest expense	(1,133,398)	(5,058)	(1,128,340)
Total other expense	(1,133,398)	(5,058)	(1,128,340)

Loss before income taxes	(6,594,656)	(5,133,959)	(1,460,697)
Provision for income taxes	–	–	–
Net loss	$(6,594,656)	$(5,133,959)	(1,460,697)

Revenue

Total revenues for the nine months ended September 30, 2023, and 2022 were $0 as we continue to develop and enhance our faidr and podcasting Apps to establish new revenue streams.

Direct cost of services

Direct Cost of Services increased $2,003 or 1.6% from $128,806 for the nine months ended September 30, 2022, compared to $130,809 for the nine months ended September 30, 2023. This increase was primarily the result of a slight increase in both platform hosting costs and other music services.

Sales and marketing

Sales and marketing expenses decreased by $630,834 or 45.2%, from $1,396,010 for the nine months ended September 30, 2022, to $765,176 for the nine months ended September 30, 2023, primarily attributed to reduced staffing, consulting expense, and marketing and promotions costs as compared to the nine months ended September 30, 2022 that were associated with the national launch of the faidr App. We expect our sales and marketing expenses to fluctuate period by period as we release new upgrades and enhancements within our Apps and look to generate revenue through customer acquisition, retention, and subscription conversion.

Research and development

Research and development expenses increased by $136,011 or 28.2%, from $481,611 for the nine months ended September 30, 2022, to $617,622 for the nine months ended September 30, 2023, primarily related to increased staffing, and an associated reduction in the level of capitalized software expenses. We are continually developing enhancements to both our faidr and podcasting Apps and will continue capitalize software costs to the extent that such development qualifies for capitalization.

General and administrative

General and administrative expenses increased by $196,328 or 8.2%, from $2,400,503 for the nine months ended September 30, 2022, compared to $2,596,831 for the nine months ended September 30, 2023. The increase resulted from an increase in stock compensation expense compared to 2022.

Depreciation and amortization

Depreciation and amortization expenses increased by $628,849 or 87.1%, from $721,971 for the nine months ended September 30, 2022, compared to $1,350,820 for the nine months ended September 30, 2023. The increase is entirely related to the increased amortization of our faidr and podcasting Apps.

Other income (expense), net

Total other expense increased by $1,128,340, from $5,058 for the nine months ended September 30, 2022, to $1,133,398 for the nine months ended September 30, 2023. The increase is related to interest expense attributed to the Secured Bridge Notes issued during November of 2022 and April of 2023, which included the finance charges associated with debt issuance cost (refer to Note 4 of the condensed unaudited financial statements for additional information regarding the secured bridge notes).

Liquidity and capital resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our faidr and podcasting Apps. As of September 30, 2023, and December 31, 2022, we had cash of $2,199,678 and $1,661,434, respectively. We have a deficit in working capital in the amount of approximately $1.4 million at September 30, 2023. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months as we continue to develop and market our products. Our existing cash of $2.2 million at September 30, 2023 will only be sufficient to fund our current operating plans into February 2024. The Company has based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

We had cash on hand of $2,199,678 as of September 30, 2023. The Company will need to raise additional funds to continue funding our technology development and commercialization efforts beyond such time. Management intends to secure such funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

Interim Bridge Financings

As previously disclosed, we entered into a Secured Bridge Note (“Prior Note”) financing on November 14, 2022 with one of our accredited investors who is a significant existing shareholder of the Company. We received $2,000,000 of gross proceeds in connection with that financing.

On April 17, 2023, we entered into an additional Secured Bridge Note (“New Note”) financing with the same accredited investor. We received $750,000 of gross proceeds in connection with the New Note financing. The principal amount of the New Note is $825,000. The New Note has a 10% interest rate and matures on July 31, 2023. The New Note is secured by a lien on substantially all of our assets. At maturity, the lender has the option to convert any original issue discount and accrued but unpaid interest on the New Note into shares of our common stock. The fixed conversion price is $0.61 per share.

In connection with the New Note financing, we issued 650,000 common stock warrants to the investor with a five-year term and a fixed $0.61 per share exercise price. 325,000 of such warrants are exercisable immediately. The other 325,000 of such warrants would only become exercisable if the maturity date of the New Note is extended in accordance with the terms of the New Note. Further, if the New Note remains outstanding as of July 31, 2023, we have the option to extend the maturity date of the New Note to November 30, 2023. Upon such extension, the interest rate on the New Note will be increased to 20% from 10%, and the 325,000 portion of the warrants shall become exercisable.

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

Equity Line Sales of Common Stock

On November 14, 2022, we entered into a Common Stock Purchase Agreement (the “White Lion Purchase Agreement”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”) for an equity line facility.

On April 17 and April 20, 2023, we closed on two sales of Common Stock under the White Lion Purchase Agreement. We issued an aggregate of 1,962,220 common shares and received aggregate proceeds of approximately $1.12 million.

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

The following table summarizes the statements of cash flows for the nine months ended September 30, 2023, and 2022:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(3,404,954)	$(3,622,112)
Investing activities	(743,208)	(1,677,326)
Financing activities	4,686,406	(88,723)
Change in cash	$538,244	$(5,388,161)

Operating activities

Cash used in operating activities for the nine months ended September 30, 2023, was ($3,404,954), primarily resulting from our net loss of ($6,594,656) and change in working capital of $188,517 related to an increase in accounts payable and accrued liabilities, offset by non-cash charges of $3,001,184 related to depreciation and amortization, share based compensation expense, and finance charges associated with the debt issuance costs of the Secured Bridge Notes. Cash used in operating activities for both periods consisted of personnel-related expenditures, marketing and promotion costs, and public company administrative support costs such as legal and other professional support services.

Investing activities

Cash flows used in investing activities for the nine months ended September 30, 2023, was $743,208, consisting entirely of capitalization of software development expenses.

Cash flows used in investing activities for the nine months ended September 30, 2022, was $1,677,326, primarily consisting of capitalization of software development expenses of $1,673,517 and purchase of property and equipment of $3,809.

Financing activities

Cash flows generated in financing activities for the nine months ended September 30, 2023, was $4,686,406 and related primarily to cash proceeds from the issuance of common shares of $4,016,521 and proceeds from related party debt of $750,000.

Cash flows used in financing activities for the nine months ended September 30, 2022, was $88,723 related to cash paid by the Company related to the net-share settlement of vested restricted stock units during the quarter.

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $78.3 million and $71.7 million as of September 30, 2023, and December 31, 2022, respectively. As of September 30, 2023, and December 31, 2022, we had cash of $2,199,678 and $1,661,434, respectively. Our cash is comprised primarily of demand deposit accounts and money market funds. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Contractual Obligations

The following table summarizes our contractual obligations not on our Balance Sheet as of September 30, 2023, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease commitments:
Office lease (1)	$25,000	$25,000	$–	$–	$–
Insurance premiums (2)	18,000	18,000	–	–	–
Total operating lease commitments	$43,000	$43,000	$–	$–	$–

(1)	Represents minimum payments due for the lease of office space.
(2)	Represents premium payments due related to D&O insurance policy from February 2023 – February 2024

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

Our critical accounting estimates are presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with SEC on March 23, 2023. There were no material changes to our critical accounting estimates during the nine months ended September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

Management has been actively engaged in remediating the material weaknesses discussed in our Form 10-K for the period ended December 31, 2022 filed with SEC on March 23, 2023. The following remedial actions have been taken during the quarter ended September 30, 2023:

•	continue to strengthen our internal policies, processes, and reviews, including drafting of related documentation thereof;
•	continue to engage outside consultants to ensure that appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review;
•	complete the internal control documentation with our consultants who have been engaged to assist in the design, implementation, and documentation of internal controls to address the relevant risks;
•	engaged an outside internal control specialist team to perform a robust review of the design and implementation of internal controls; and
•	hired additional accounting resources with appropriate levels of experience

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2023.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Bylaws of the Company	8-K	02-22-2021	3.2
3.3		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
3.4		Form of Series A Warrant	S-1/A	02-05-2021	3.6
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities	10-K	03-31-2021	4.3
10.1	#	Employment Agreement of Michael T. Lawless	S-1	01-10-2020	10.1
10.2	#	Employment Agreement of Peter Shoebridge	S-1	01-10-2020	10.2
10.3	#	Form of Auddia Inc. 2020 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.4		Collateral and Security Agreement with Related Party (Minicozzi)	S-1/A	01-28-2020	10.4
10.5		Form of Amendment to Collateral and Security Agreement with Related Party	S-1/A	10-08-2020	10.5
10.6		Form of Convertible Promissory Note	S-1/A	01-28-2020	10.6
10.7		Business Loan Agreement and Guaranty of Related Party with Bank of the West	S-1/A	01-28-2020	10.7
10.8	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.9		Form of Bridge Note	S-1/A	10-22-2020	10.9
10.10		Form of Warrant Agent Agreement	S-1/A	02-05-2021	10.10
10.11		Amendment to Bridge Note	S-1/A	10-22-2020	10.14
10.12		Amended Business Loan Agreement with Bank of the West	10-K	03-31-2021	10.15

10.13	#	First Amendment to 2020 Equity Incentive Plan	S-8	08-10-2021	99.2
10.14	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.3
10.15	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.4
10.16	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	S-8	08-10-2021	99.5
10.17	#	Clip Interactive, LLC 2013 Equity Incentive Plan	S-8	08-10-2021	99.6
10.18	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan	S-8	08-10-2021	99.7
10.19	#	Executive Officer Employment Agreement for Michael Lawless dated October 13, 2021	8-K	10-15-2021	10.1
10.20	#	Executive Officer Employment Agreement for Peter Shoebridge dated October 13, 2021	8-K	10-15-2021	10.2
10.21	#	Executive Officer Employment Agreement for Brian Hoff dated October 13, 2021	8-K	10-15-2021	10.3
10.22	#	Executive Officer Employment Agreement for Timothy Ackerman effective as of February 6, 2023	8-K	02-16-2023	10.1
10.23		Secured Promissory Bridge Note dated November 14, 2022	8-K	11-14-2022	10.1
10.24		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.25		Security Agreement dated November 14, 2022	8-K	11-14-2022	10.3
10.26		Common Stock Purchase Agreement, dated November 14, 2022, by and between Auddia Inc. and White Lion Capital LLC	8-K	11-14-2022	10.4
10.27		Secured Promissory Bridge Note dated April 17, 2021	8-K	04-21-2023	10.1
10.28		Common Stock Warrant for 600,000 shares dated April 17, 2023	8-K	04-21-2023	10.2
10.29		Common Stock Warrant for 650,000 shares dated April 17, 2023	8-K	04-21-2023	10.3
10.30		Form of Private Placement Agreement	8-K	06-14-23	1.1
10.31		Form of Securities Purchase Agreement dated June 13, 2023 between Auddia Inc. and the Investors named therein	8-K	06-14-23	10.1
10.32		Common Stock Purchase Agreement, dated as of November 6, 2023, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-06-23	10.1
10.33		Registration Rights Agreement, dated as of November 6, 2023, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-06-23	10.2
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer and Interim Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer and Interim Chief Financial Officer				X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDDIA INC.

By:	/s/ Michael Lawless
Michael Lawless President, Chief Executive Officer, Interim Chief Financial Officer and Director

Date:  November 14, 2023

