Form 10-K
period 2023-12-31
AUDDIA INC.
filed 2024-04-01
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ AnNUAL REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transaction period from _____________ to _____________

Commission File No. 001-40071

AUDDIA INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-4257218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1680 38th Street, Suite 130 Boulder, CO	80301
Address of Principal Executive Offices	Zip Code

(303) 219-9771

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.001 per share	AUUD	The Nasdaq Stock Market

Warrants, each exercisable for one share of Common Stock	AUUDW	The Nasdaq Stock Market

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,053,850 based on a closing price of $10.25 (as adjusted for the 2024 reverse stock split) per share as quoted by the Nasdaq Capital Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2024, 2,194,196 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

AUDDIA INC.

2023 ANNUAL REPORT ON FORM 10-K

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

Overview of Auddia

Auddia (the “Company”) is a technology company headquartered in Boulder, CO that is reinventing how consumers engage with audio through the development of a proprietary AI platform for audio and innovative technologies for podcasts. Auddia is leveraging these technologies within its industry-first audio Superapp, faidr (previously known as the Auddia App).

faidr gives consumers the opportunity to listen to any AM/FM radio station with commercial breaks replaced with personalized audio content, including popular and new music, news, and weather. The faidr app represents the first-time consumers can combine the local content uniquely provided by AM/FM radio with commercial-free and personalized listening many consumers demand from digital-media consumption. In addition to commercial-free AM/FM, faidr includes podcasts also with ads removed or easily skipped by listeners as well as exclusive content, branded faidrRadio, which includes new artist discovery, curated music stations, and Music Casts. Music Casts are unique to faidr. Hosts and DJs can combine on-demand talk segments with dynamic music streaming, which allows users to hear podcasts with full music track plays embedded in the episodes.

Auddia has also developed a differentiated podcasting capability with ad-skipping features and also provides a unique suite of tools that helps Podcasters create additional digital content for their podcast episodes as well as plan their episodes, build their brand, and monetize their content with new content distribution channels. This podcasting feature also gives users the ability to go deeper into the stories through supplemental, digital content, and eventually comment and contribute their own content to episode feeds.

The combination of AM/FM streaming and podcasting, with Auddia’s unique, technology-driven differentiators, addresses large and rapidly growing audiences.

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

The Company is leveraging this technology platform within its premium AM/FM radio listening experience through the faidr App. The faidr App is intended to be downloaded by consumers who will pay a subscription fee in order to listen to any streaming AM/FM radio station and podcasts, all with commercial interruptions removed from the listening experience, in addition to the faidrRadio exclusive content offerings. Advanced features will allow consumers to skip any content heard on the station and request audio content on-demand. We believe the faidr App represents a significant differentiated audio streaming product, or Superapp, that will be the first to come to market since the emergence of popular streaming music apps such as Pandora, Spotify, Apple Music, Amazon Music, etc.   We believe that the most significant point of differentiation is that in addition to ad-free AM/FM streaming and ad-free podcasts, the faidr App is intended to deliver non-music content that includes local sports, news, weather, traffic and the discovery of new music alongside exclusive programming. No other audio streaming app available today, including category leaders like TuneIn, iHeart, and Audacy, can compete with faidr’s full product offerings.

The Company launched an MVP version of faidr through several consumer trials in 2021 to measure consumer interest and engagement with the App. The full app launched on February 15, 2022, and included all major U.S. radio stations in the US. In February 2023, the Company added faidrRadio, Auddia’s exclusive content offerings, to the app. Podcasts (standard) were added to the app for the iOS version before the end of Q1 2023 as planned and added to the Android app in May of 2023. Podcast functionality will continue to be enhanced through 2024, including the deployment of the Company’s ad-reduction technology.

The Company also developed a testbed differentiated podcasting capability called Vodacast, which leveraged technologies and proven product concepts to differentiate its podcasts offering from other competitors in the radio-streaming product category.

With podcasting growing and predicted to grow at a rapid rate, the Vodacast podcast platform was conceptualized to fill a void in the emerging audio media space. The platform was built to become the preferred podcasting solution for podcasters by enabling them to deliver digital content feeds that match the audio of their podcast episodes, and by enabling podcasters to make additional revenue from new digital advertising channels, subscription channels, on-demand fees for exclusive content, and through direct donations from their listeners. Throughout 2023, Auddia has been migrating their podcasting capabilities into the flagship faidr app with the intention to sunset the Vodacast platform and instead bring the advanced podcasting functionality that was found on Vodacast into faidr as part of the overall strategy to build a single audio Superapp. This includes Auddia’s new podcast ad-reduction technology.

Today, podcasters do not have a preference as to where their listeners access their episodes, as virtually all listening options (mobile apps and web players) deliver only their podcast audio. By creating significant differentiation on which they can make net new and higher margin revenue, we believe that podcasters will promote faidr to their listeners, thus creating a powerful, organic marketing dynamic.

One innovative and proprietary part of Auddia’s podcast capabilities, originally presented on their Vodacast differentiated podcasting capability, is the availability of tools to create and distribute an interactive digital feed, which supplements podcast episode audio with additional digital. These content feeds allow podcasters to tell deeper stories to their listeners while giving podcasters access to digital revenue for the first time. Podcasters will be able to build these interactive feeds using The Podcast Hub, a content management system that was originally developed and trialed as part of Auddia’s Vodacast platform, which also serves as a tool to plan and manage podcast episodes. The digital feed activates a new digital ad channel that turns every audio ad into a direct-response, relevant-to-the-story, digital ad, increasing the effectiveness and value of their established audio ad model. The feed also presents a richer listening experience, as any element of a podcast episode can be supplemented with images, videos, text and web links. This feed will appear fully synchronized in the faidr mobile App, and it also can be hosted and accessed independently (e.g., through any browser), making the content feed universally distributable.

Over time, users will be able to comment, and podcasters will be able to grant some users publishing rights to add content directly into the feed on their behalf. This will create another first for podcasting, a dialog between creator and fan, synchronized to the episode content. The interactive feed for podcasts has been developed and tested on Vodacast and is expected to be another differentiator added into faidr for podcast listeners later in 2024.

The podcast capabilities within faidr will also introduce a unique and industry first multi-channel, highly flexible set of revenue channels that podcasters can activate in combination to allow listeners to choose how they want to consume and pay for content. “Flex Revenue” allows podcasters to continue to run their standard audio ad model and complement those ads with direct response enabled digital ads in each episode content feed, increasing the value of advertising on any podcast. “Flex Revenue” will also activate subscriptions, on-demand fees for content (e.g., listen without audio ads for a micro payment fee) and direct donations from listeners. Using these channels in combination, podcasters can maximize revenue generation and exercise higher margin monetization models, beyond basic audio advertising. “Flex Revenue” and the initial inclusion of the new revenue channels that come with it will be added to podcasting in the faidr app, and the first elements of this new monetization capability is expected to be commercially available in 2024, beginning with subscription plans to access ad-reduction in podcasts.

The faidr mobile App is available today through the iOS and Android App stores.

Recent Developments

Mergers and Acquisitions Strategy

We are exploring various merger and acquisition options as part of a broader strategy which aims to scale the business more rapidly; accelerate user adoption and subscriber growth; enter new markets (international); and open new pathways toward raising capital. The overall strategy focuses on three areas: (1) acquiring users of a radio-streaming app, (2) bringing our proprietary ad-free products to the acquired userbase to generate significant subscription revenue, and (3) bringing together other differentiated features into the larger audio Superapp platform.

RFM Acquisition

On January 26, 2024, we entered into a Purchase Agreement (the “RFM Purchase Agreement”), pursuant to which we agreed to acquire RadioFM (the “RFM Acquisition”), which is currently a component of both AppSmartz and RadioFM (partnerships under common control). The aggregate consideration for the RFM Acquisition is $13,000,000 (plus $2,000,000 in contingent consideration if certain post-close milestones are reached), in addition to the assumption of certain liabilities, as may be adjusted pursuant to the terms of the RFM Purchase Agreement.

In March 2024, the parties mutually agreed to terminate the RFM Purchase Agreement.

Reverse Share Split

The Company filed an amendment to its Certificate of Incorporation with the Secretary of State in Delaware which became effective as of 5:00 P.M. Eastern Time on February 26, 2024. As a result, every twenty-five (25) issued shares of common stock were automatically combined into one share of common stock.

Shares of the Company’s common stock were assigned a new CUSIP number (05072K 206) and began trading on a split-adjusted basis on February 27, 2024.

The reverse stock split did not change the authorized number of shares of the Company’s common stock. No fractional shares were issued and any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share. Therefore, stockholders with less than 25 shares received one share of stock.

The reverse stock split applied to the Company’s outstanding warrants, stock options and restricted stock units. The number of shares of common stock into which these outstanding securities are convertible or exercisable were adjusted proportionately as a result of the reverse stock split. The exercise prices of any outstanding warrants or stock options were also proportionately adjusted in accordance with the terms of those securities and the Company’s equity incentive plans.

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

Management’s assessment also included metrics from subscription platforms for broadcast audio content, which show that consumers are willing to pay a subscription fee for commercial-free audio content. For example, SiriusXM, Inc. offers a service that demonstrates the viability of a commercial-free broadcast audio product that is purchased by consumers, in their case, for an average $13 (estimated) per month. SiriusXM has 33.97 million subscribers (end of 2023) at this average price point. SiriusXM does not offer the local content and personalities that local broadcast radio exclusively delivers.

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

In February of 2022, Auddia launched faidr and began acquiring users to assess App performance and adoption. The faidr App has gone through multiple iterations since launch, including the major feature additions of podcasts and faidrRadio.

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

Broadcast radio remains the dominant force in audio. The Q3 2023 Share of Ear Study shows broadcast radio with a 37% share of listening and the next most popular form of listening being music videos on YouTube at 14% followed by owned music at 5%. Although AM/FM radio continues to dominate audio listening, streaming audio is the fastest growing segment according to Share of Ear studies going back to 2014. We believe streaming audio will continue to grow as on-demand content in the form of streaming music podcasting, short-form audio and other emerging formats of audio content become more prevalent and artificial intelligence technologies facilitate the introduction of new and improved listening experiences. As streaming audio has demonstrated its growth trajectory, AM/FM radio has responded by streaming their radio stations but with, we believe, very little success in comparison to the streaming music players as measured by consumer listening.

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

Overview of Podcasting in the Audio Ecosystem

Another area of significant change within the broader audio ecosystem, we believe, is that podcasting is an emerging new type of audio media and that there are opportunities to develop new forms of content consumption, distribution, and monetization around this new form of audio media. With more than 177 million monthly listeners in the U.S. in 2023, podcasting has exploded within a relatively short period of time. Yet the core offering of a podcast is still very basic, including only audio content for the listener and leveraging audio advertising (embedded within the podcast episode content) as the primary and often exclusive mechanism for generating revenue. Like AM/FM radio, podcasting is ripe for disruption by third parties that bring new and expanded revenue models to the industry.

Additionally, we believe podcasting is still in its infancy and because of that, opportunities exist to improve the overall media creation and consumption experience for podcasters and listeners alike, and that these improvements can create new channels of revenue for content creators. By leveraging more than seven years of experience delivering synchronized digital content feeds for radio stations through their mobile apps and web players, the Company believes that basic podcasting audio, as a generic form of audio media, can be enhanced to provide a better content experience for listeners while providing a more robust platform on which podcasters as content creators can more effectively monetize their work.

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

Podcast Platform

Auddia’s Podcast Platform, which includes the previously developed and commercially trialed Vodacast mobile app, is an interactive differentiated podcasting capability the Company has built that allows podcasters to give their audiences an interactive audio experience. Podcast listeners are able to see video and other digital content that correlates with the podcast audio and is presented to the listener as a digital feed. All content presented in the digital feed can be synched to the podcast audio content. This allows podcast listeners to visually experience, interact with, and eventually comment on audio content in podcasts.

Much of the technology we use in this platform to create the feed of digital content synchronized to the audio content of the podcast is based on the core functionality and product concepts the Company has used historically to provide synchronized digital feeds to over 580 radio stations.

The digital feed introduces a new revenue stream to podcasters, such as synchronized digital advertising while providing end users a new digital content channel that compliments the core audio of the podcast.

All of the content and functionality that is made available within the Podcast Platform, through the Vodacast mobile app, is currently being added to the faidr app, diversifying the podcast offering of faidr and bringing that app up to parity with the major, competing apps like iHeart Radio, TuneIn and Audacy. In addition, new ad-skipping features are also being added to faidr in 2024 which demonstrates the company’s differentiation in the podcasting arena, for both podcasters and consumers.

Business Model and Customer Acquisition Strategy for faidr

The Company has an eight-year plus history of working closely with the broadcast radio industry in the United States to help the industry adapt to both digital advertising and digital media technologies.

The Company announced several broadcast radio partnerships during 2021 in which we performed commercial trials within these markets. Based on the initial results from our commercial trials, the Company believes consumers are drawn to an interruption-free radio experience. We executed a full launch in February 2022 that initially included approximately 4,000 radio stations on the faidr App. The Company has continued to add stations to the faidr App which now presents more than 6,200 AM/FM streams.

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

Our business model is based on creating a pool of subscription revenue across all streaming stations and other content providers utilizing the faidr platform. This subscription pool, excluding direct subscriber acquisition costs and increased music streaming fees, is expected to be shared with radio stations and other content providers, such as podcasters whose episodes are available ad-free, based either on the time each listener spends listening or the amount of plays on faidr. We believe this business model will result in broadcasters and podcasters promoting the listening of their content within faidr, similar to how radio stations are currently using airtime to promote the listening of their stations on Alexa and other smart speaker systems.

Our major podcast differentiators once implemented in faidr, will be marketed to podcasters and podcasting companies with business-to-business strategies that focus on communicating the value proposition and monetization opportunity. The potential to earn new, incremental revenue on the faidr platform, in addition to the other key value propositions of the platform, is expected to organically drive podcasters to promote the platform directly to their listeners. Direct-to-consumer marketing will be done independently by the Company and, in some cases, in partnership with podcasters who leverage their audio content programs to promote to their established audiences. As is the case with other proven marketing strategies, we intend to have our partners benefit from a participative revenue share through faidr podcasting.

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

Employees

As of December 31, 2023, we had 13 total employees, 8 of whom were engaged in full-time research and development activities and 5 of whom were engaged in general administration. The Company also works with 1 full-time contractor who supports research and development and 2 part-time contractors who support general administration activities. None of our employees is represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

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

Facilities

In April 2021, the Company entered a twelve-month non-cancelable operating sublease for approximately 8,600 square feet of office space, with an initial base rent of $7,150 per month with three, separate six-month renewal options, subject to fixed rate escalation increases. In November of 2022, the Company amended the sublease to reflect a new term that expired on December 14, 2023, and was not renewed by the parties. The square footage rented was reduced to approximately 2,160 square feet at the cost of $4,018 per month. As of December 31, 2023, the Company was negotiating a new office space lease and entered into a temporary month-to-month lease for $1,600 per month until negotiations were finalized. On March 25, 2024, the Company entered into a new 37-month operating lease commencing on April 1, 2024 with two separate two year renewal options. The monthly base rent for months two through 14 is $2,456, increasing to $3,070 for months 15 through 26, and ending at $3,684 for months 27 through 37. Rent expense was $61,724 and $104,223 for the years ended December 31, 2023, and 2022, respectively.

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

Corporate Information

We were originally formed as Clip Interactive, LLC in January 2012, as a limited liability company under the laws of the State of Colorado. In connection with our initial public offering (“IPO”) in February 2021, we converted into a Delaware corporation pursuant to a statutory conversion under the name Auddia Inc. Our principal executive offices are located at 1680 38th Street, Suite 130, Boulder, CO 80301. Our main telephone number is (303) 219-9771. Our internet website is www.auddia.com and corporate website is www.auddiainc.com. The information contained in or accessible from our website is not incorporated into this Annual Report, and you should not consider it part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

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

Our past working capital deficiency, stockholders’ deficit and recurring losses from operations raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2023 with respect to this uncertainty. Our existing cash of $804,556 at December 31, 2023 will only be sufficient to fund our current operating plans into February 2024. The Company secured approximately $3.6 million of additional financing in February and March 2024, but will need to obtain additional financing to pay off debt and to extend current operations into the second quarter of 2024. The Company has based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant net losses. We expect to continue to incur net losses in the near term. Our net losses were $8,807,496 and $6,897,446 for the years ended December 31, 2023, and 2022, respectively. For the year ended December 31, 2023, our cash used in operations was $4,504,207. At December 31, 2023, we had cash and equivalents on hand of $804,556. To date, we have devoted our efforts towards securing financing, building, and evolving our technology platform, marketing our mobile app product for radio stations as well as initiating our marketing efforts for our music player. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to invest in sales, marketing and engineering resources and bring our products to market. Furthermore, we continue to incur additional costs associated with operating as a public company. Our existing cash of $804,556 at December 31, 2023 will only be sufficient to fund our current operating plans into February 2024. The Company secured additional financing in February and March 2024, but will need to obtain additional financing to pay off debt and to extend current operations into the second quarter of 2024. The Company has based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have 2,194,196 shares of common stock issued and outstanding as of March 29, 2024. Substantially all of these shares, unless held by our affiliates, may be resold in the public market immediately without restriction. Shares held by our affiliates may be resold into the public market subject to compliance with the requirements of the SEC’s Rule 144.

The issuance of common stock pursuant to our equity line facility may cause substantial dilution to our existing shareholders, and the sale of such shares acquired by our equity line provider could cause the price of our common stock to decline.

Under our Equity Line Purchase Agreement with White Lion, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to of $10,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock. From February 15, 2024 through March 19, 2024, the Company has sold 1,340,000 shares to White Lion for total proceeds of $3,606,508. After White Lion has acquired shares under the Equity Line Purchase Agreement, it may sell all, some or none of those shares. Sales to White Lion by us pursuant to the Equity Line Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock.

The sale of a substantial number of shares to White Lion, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. The number of shares of our common stock ultimately offered for resale by White Lion is dependent upon the number of shares of common stock issued to the White Lion pursuant to the Equity Line Purchase Agreement. Depending on a variety of factors, including market liquidity of our common stock, the issuance of shares to White Lion may cause the trading price of our common stock to decline.

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

In particular, the Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share. As previously reported in our Current Report on Form 8-K filed on November 28, 2023, we received a written notice from Nasdaq indicating that the Company was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing. As a result, the Nasdaq staff determined to delist the Company’s Common Stock from Nasdaq, unless the Company timely requests an appeal of the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Company’s hearing with the Panel occurred on January 18, 2024.

On November 21, 2023, the Company received a written notice from Nasdaq indicating that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Requirement”). In its quarterly report on Form 10-Q for the period ended September 30, 2023, the Company reported stockholders’ equity of $2,415,012, and, as a result, does not currently satisfy Listing Rule 5550(b)(1). Nasdaq’s November written notice has no immediate impact on the listing of the Company’s common stock. The Company’s hearing with the Panel occurred on January 18, 2024. The hearing addressed all outstanding listing compliance matters, including compliance with the Stockholders’ Equity Notice as well as compliance with the Bid Price Requirement.

On January 30, 2024, the Panel granted the Company’s request for an exception to the Exchange’s listing rules until April 22, 2024, to demonstrate with all applicable continued listing requirements for the Nasdaq Capital Market.

On March 20, 2024, the Company received a letter from Nasdaq stating it had regained compliance with the minimum bid requirement. The Panel reminded the Company that although it regained compliance with the minimum bid requirement, it is also required to regain compliance with the equity requirement. Therefore, this matter will remain open until the Company demonstrates compliance with all continued listing requirements.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

We recognize the importance of securing our data and information systems and have a process for assessing, mitigating, overseeing and managing cybersecurity and related risks. This process is supported by both management and our Board of Directors.

The Chief Technology Officer ("CTO"), who reports to the CEO, leads our cybersecurity function and is responsible for managing our cybersecurity risk and the protection of our networks, systems, and data. The CTO uses both internal and external resources to execute this process including security tools that help prevent, identify, escalate, investigate and resolve security incidents in a timely manner and tools that help prevent unauthorized access.

Our Board of Directors is responsible for overseeing our enterprise risk management activities. The Board of Directors receives an update on the Company’s risk management process and the risk trends related to cybersecurity at least annually. Additionally, on a quarterly basis, the Audit Committee will receive updates from Management on cybersecurity.

Item 2.	Properties

We own no properties. Our current corporate headquarters is based in a leased office in Boulder, Colorado. Our current lease term expires on April 30, 2027.

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

Our common stock has been traded on the Nasdaq Stock Market under the symbol “AUUD” since our IPO on February 17, 2021. Our Series A Warrants have been traded on the Nasdaq Stock Market under the symbol “AUUDW” since our IPO on February 17, 2021. As of March 29, 2024, there were approximately 138 holders of record of our common stock and 1 holder of record of our Series A warrants. These numbers are based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, all sales of unregistered securities by the Company have been previously reported on a Form 8-K or Form 10-Q.

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

In July 2021, certain holders of our publicly traded Series A Warrants exercised approximately 44,000 warrants for approximately 1.1 million shares of common stock at the cash exercise price of $113.4375 per share and as a result, we received additional cash proceeds of approximately $5.0 million. In addition, we paid the remaining $2.0 million, out of our restricted cash, to pay off and terminate our line of credit.

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

faidr gives consumers the opportunity to listen to any AM/FM radio station with commercial breaks replaced with personalized audio content, including popular and new music, news, and weather. The faidr app represents the first-time consumers can combine the local content uniquely provided by AM/FM radio with commercial-free and personalized listening many consumers demand from digital-media consumption. In addition to commercial-free AM/FM, faidr includes podcasts – also with ads removed or easily skipped by listeners – as well as exclusive content, branded faidrRadio, which includes new artist discovery, curated music stations, and Music Casts. Music Casts are unique to faidr. Hosts and DJs can combine on-demand talk segments with dynamic music streaming, which allows users to hear podcasts with full music track plays embedded in the episodes.

Auddia has also developed a differentiated podcasting capability with ad-skipping features and also provides a unique suite of tools that helps podcasters create additional digital content for their podcast episodes as well as plan their episodes, build their brand, and monetize their content with new content distribution channels. This podcasting feature also gives users the ability to go deeper into the stories through supplemental, digital content, and eventually comment and contribute their own content to episode feeds.

The combination of AM/FM streaming and podcasting, with Auddia’s unique, technology-driven differentiators, addresses large and rapidly growing audiences.

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

The Company is leveraging this technology platform within its premium AM/FM radio listening experience through the faidr App. The faidr App is intended to be downloaded by consumers who will pay a subscription fee in order to listen to any streaming AM/FM radio station and podcasts, all with commercial interruptions removed from the listening experience, in addition to the faidrRadio exclusive content offerings. Advanced features will allow consumers to skip any content heard on the station and request request audio content on-demand. We believe the faidr App represents a significant differentiated audio streaming product, or Superapp, that will be the first to come to market since the emergence of popular streaming music apps such as Pandora, Spotify, Apple Music, Amazon Music, etc. We believe that the most significant point of differentiation is that in addition to ad-free AM/FM streaming and ad-free podcasts, the faidr App is intended to deliver non-music content that includes local sports, news, weather, traffic and the discovery of new music alongside exclusive programming. No other radio streaming app available today, including category leaders like TuneIn, iHeart, and Audacy, can compete with faidr’s full product offerings.

The Company launched an MVP version of faidr through several consumer trials in 2021 to measure consumer interest and engagement with the App. The full app launched on February 15, 2022, and included all major U.S. radio stations in the US. In February 2023, we added faidrRadio, our exclusive content offerings, to the app. Podcasts (standard) were added to the app for the iOS version before the end of Q1 2023 as planned and added to the Android app in May of 2023. Podcast functionality will continue to be enhanced through 2024, including the deployment of the Company’s ad-reduction technology.

The Company also developed a testbed differentiated podcasting capability called Vodacast, which leveraged technologies and proven product concepts to differentiate its podcasts offering from other competitors in the radio-streaming product category.

With podcasting growing and predicted to grow at a rapid rate, the Vodacast podcast platform was conceptualized to fill a void in the emerging audio media space. The platform was built to become the preferred podcasting solution for podcasters by enabling them to deliver digital content feeds that match the audio of their podcast episodes, and by enabling podcasters to make additional revenue from new digital advertising channels, subscription channels, on-demand fees for exclusive content, and through direct donations from their listeners. Throughout 2023, Auddia has been migrating their podcasting capabilities into the flagship faidr app with the intention to sunset the Vodacast platform and instead bring the advanced podcasting functionality that was found on Vodacast into faidr as part of the overall strategy to build a single audio Superapp. This includes Auddia’s new podcast ad-reduction technology.

Today, podcasters do not have a preference as to where their listeners access their episodes, as virtually all listening options (mobile apps and web players) deliver only their podcast audio. By creating significant differentiation on which they can make net new and higher margin revenue, we believe that podcasters will promote faidr to their listeners, thus creating a powerful, organic marketing dynamic.

One innovative and proprietary part of Auddia’s podcast capabilities, originally presented on their Vodacast differentiated podcasting capability, is the availability of tools to create and distribute an interactive digital feed, which supplements podcast episode audio with additional digital. These content feeds allow podcasters to tell deeper stories to their listeners while giving podcasters access to digital revenue for the first time. Podcasters will be able to build these interactive feeds using The Podcast Hub, a content management system that was originally developed and trialed as part of Auddia’s Vodacast platform, which also serves as a tool to plan and manage podcast episodes. The digital feed activates a new digital ad channel that turns every audio ad into a direct-response, relevant-to-the-story, digital ad, increasing the effectiveness and value of their established audio ad model. The feed also presents a richer listening experience, as any element of a podcast episode can be supplemented with images, videos, text and web links. This feed will appear fully synchronized in the faidr mobile App, and it also can be hosted and accessed independently (e.g., through any browser), making the content feed universally distributable.

Over time, users will be able to comment, and podcasters will be able to grant some users publishing rights to add content directly into the feed on their behalf. This will create another first for podcasting, a dialog between creator and fan, synchronized to the episode content. The interactive feed for podcasts has been developed and tested on Vodacast and is expected to be another differentiator added into faidr for podcast listeners later in 2024.

The podcast capabilities within faidr will also introduce a unique and industry first multi-channel, highly flexible set of revenue channels that podcasters can activate in combination to allow listeners to choose how they want to consume and pay for content. “Flex Revenue” allows podcasters to continue to run their standard audio ad model and complement those ads with direct response enabled digital ads in each episode content feed, increasing the value of advertising on any podcast. “Flex Revenue” will also activate subscriptions, on-demand fees for content (e.g., listen without audio ads for a micro payment fee) and direct donations from listeners. Using these channels in combination, podcasters can maximize revenue generation and exercise higher margin monetization models, beyond basic audio advertising. “Flex Revenue” and the initial inclusion of the new revenue channels that come with it will be added to podcasting in the faidr app, and the first elements of this new monetization capability is expected to be commercially available in 2024, beginning with subscription plans to access ad-reduction in podcasts.

The faidr mobile App is available today through the iOS and Android App stores.

We have funded our operations with proceeds from the February 2021 IPO, Series A warrants exercised in July 2021 and common share issuance during June of 2023. We also obtained debt financing through a related party during November 2022 and April 2023. In addition, we sold common shares during April 2023 and June 2023 pursuant to our equity line facility. Since its inception, we have incurred significant operating losses. Since inception we have incurred significant operating losses. As of December 31, 2023, we had an accumulated deficit of $80,517,841. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	nationally launch our faidr App and as we continue training our proprietary AI technology and make product enhancements;
•	continue to develop and expand our technology and functionality to advance the faidr app;
•	rollout our product on a national basis, which will include increasing our sales and marketing costs related to the promotion of our products. faidr promotion will include a combination of a) purchasing ads directly from broadcasters or b) participating broadcasters to promote without purchasing ads, but sharing a portion of subscription proceeds based on listening activity on those stations;
•	continue to pursue and complete potential acquisitions of other companies;
•	hire additional business development, product management, operational and marketing personnel;
•	continue market studies of our products; and
•	add operational and general administrative personnel which will support our product development programs, commercialization efforts and our transition to operating as a public company.

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

As of December 31, 2023, we had cash of $804,556. The Company secured approximately $3.6 million in additional financing in February and March 2024. The Company had approximately $2.8 million in cash and approximately $4M million in debt due at March 31, 2024 and the Company is actively working to refinance the existing debt and raise additional capital, but cannot be certain of the outcome and timing. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. However, if we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

To accelerate user acquisition, revenue, and cash flow, the Company has explored numerous potential acquisition targets of AM/FM streaming aggregators over the past year and a half and continues to explore new opportunities. At present, the Company is in advanced active discussions with two potential targets and seeking to execute one or more agreements in the near term. These business development transactions would require additional funding.

Recent Developments

Mergers and Acquisitions Strategy

We are exploring various merger and acquisition options as part of a broader strategy which aims to scale the business more rapidly; accelerate user adoption and subscriber growth; enter new markets (international); and open new pathways toward raising capital. The overall strategy focuses on three areas: (1) acquiring retained users of a radio-streaming app, (2) bringing our proprietary ad-free products to that userbase to generate significant subscription revenue, and (3) bringing together other differentiated features into the larger audio Superapp platform.

RFM Acquisition

On January 26, 2024, we entered into a Purchase Agreement (the “RFM Purchase Agreement”), pursuant to which we agreed to acquire RadioFM (the “RFM Acquisition”), which is currently a component of both AppSmartz and RadioFM (partnerships under common control). The aggregate consideration for the RFM Acquisition is $13,000,000 (plus $2,000,000 in contingent consideration if certain post-close milestones are reached), in addition to the assumption of certain liabilities, as may be adjusted pursuant to the terms of the RFM Purchase Agreement.

In March 2024, the parties mutually agreed to terminate the RFM Purchase Agreement.

Nasdaq Deficiency Notices

The Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share. As previously reported in our Current Report on Form 8-K filed on November 28, 2023, we received a written notice from Nasdaq indicating that the Company was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing. As a result, the Nasdaq staff determined to delist the Company’s Common Stock from Nasdaq, unless the Company timely requests an appeal of the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. Our hearing with the Panel occurred on January 18, 2024.

On November 21, 2023, we received a written notice from Nasdaq indicating that we are not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Requirement”). In our quarterly report on Form 10-Q for the period ended September 30, 2023, we reported stockholders’ equity of $2,415,012, and, as a result, did not satisfy Listing Rule 5550(b)(1). Nasdaq’s November written notice had no immediate impact on the listing of our common stock. Our hearing with the Panel occurred on January 18, 2024 and addressed all outstanding listing compliance matters, including compliance with the Stockholders’ Equity Notice as well as compliance with the Bid Price Requirement.

On January 30, 2024, the Panel granted the Company’s request for an exception to Nasdaq’s listing rules until April 22, 2024, to demonstrate compliance with all applicable continued listing requirements for the Nasdaq Capital Market.

On March 20, 2024, we received a letter from Nasdaq stating we had regained compliance with the minimum bid requirement. The Panel reminded us that although we regained compliance with the minimum bid requirement, we are also required to regain compliance with the equity requirement. Therefore, this matter will remain open until we demonstrate compliance with all requirements.

We intend to consider all options to regain and maintain compliance with all Nasdaq continued listing requirements.

Reverse Share Split

The Company filed an amendment to its Certificate of Incorporation with the Secretary of State in Delaware which became effective as of 5:00 P.M. Eastern Time on February 26, 2024. As a result, every twenty-five (25) issued shares of common stock were automatically combined into one share of common stock.

Shares of the Company’s common stock were assigned a new CUSIP number (05072K 206) and began trading on a split-adjusted basis on February 27, 2024.

The reverse stock split did not change the authorized number of shares of the Company’s common stock. No fractional shares were issued and any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share. Therefore, stockholders with less than 25 shares received one share of stock.

The reverse stock split applied to the Company’s outstanding warrants, stock options and restricted stock units. The number of shares of common stock into which these outstanding securities are convertible or exercisable were adjusted proportionately as a result of the reverse stock split. The exercise prices of any outstanding warrants or stock options were also proportionately adjusted in accordance with the terms of those securities and the Company’s equity incentive plans.

Impact of Inflation

We have recently experienced higher costs across our business as a result of inflation, including higher costs related to employee compensation and outside services. We expect inflation to continue to have a negative impact into 2024, and it is uncertain whether we will be able to offset the impact of inflationary pressures in the near term.

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

Other income and expense

The other income and expense category primarily consists of interest expense attributed to the debt and conversion features of the Notes payable to related party.

Results of operations

Comparison of the Years ended December 31, 2023, and 2022

The following table summarizes our results of operations:

	Year Ended
	December 31, 2023	December 31, 2022	Change $
Revenue	$–	$–	–

Operating expenses:
Direct cost of services	181,679	180,690	989
Sales and marketing	1,096,106	1,673,692	(577,586)
Research and development	781,017	654,879	126,138
General and administrative	3,576,729	3,223,520	353,209
Depreciation and amortization	1,840,837	991,639	849,198
Total operating expenses	7,476,368	6,724,420	751,948
Loss from operations	(7,476,368)	(6,724,420)	(751,948)

Other (expense) income:
Interest expense	(1,331,128)	(173,027)	(1,158,101)
Interest income	–	1	(1)
Total other expense	(1,331,128)	(173,026)	(1,158,102)
Loss before income taxes	(8,807,4958)	(6,897,446)	(1,910,049)
Provision for income taxes	–	–
Net loss	$(8,807,495)	$(6,897,446)	(1,910,049)

Revenue

Total revenues for the years ended December 31, 2023, and 2022 were $0 as we continue to develop and enhance our faidr and podcasting Apps to establish new revenue streams.

Direct Cost of Services

Direct Cost of Services increased by $989 or 0.5% to $181,679 for the year ended December 31, 2023, compared to $180,690 for the year ended December 31, 2022. This remained relatively flat due to ongoing cost of services to maintain the faidr app.

Sales and marketing

Sales and marketing expenses decreased by $577,586 or 34.5% to $1,096,106 for the year ended December 31, 2023 compared to $1,673,692 for the year ended December 31, 2022. The decrease in sales and marketing expenses as of December 31, 2023 compared to December 31, 2022 was primarily attributed to reduced marketing promotion costs associated with the national launch of the faidr app. We expect our sales and marketing expenses to fluctuate period by period as we release new upgrades and enhancements within our Apps and look to generate revenue through customer acquisition, retention, and subscription conversion.

Research and development

Research and development expenses increased by $126,138 or 19.3% to $781,017 for the year ended December 31, 2023 from $654,879 for the year ended December 31, 2022 primarily due to a reduction in the level of capitalized software expenses. We are continually developing enhancements to both our faidr and podcasting Apps and will continue capitalize software costs to the extent that such development qualifies for capitalization.

General and administrative

General and administrative expenses increased by $353,209 or 11.0% to $3,576,729 for the year ended December 31, 2023 compared to $3,223,520 for the year ended December 31, 2022. The increase resulted primarily from an increase in professional fees, such as, accounting and legal expenses.

Depreciation and amortization

Depreciation and amortization expenses increased by $849,198 or 85.6% to $1,840,837 for the year ended December 31, 2023 compared to $991,639 for the year ended December 31, 2022. The increase is entirely related to the increased amortization of our faidr and podcasting Apps.

Other expense, net

Total other expenses increased by $1,158,102 to $1,331,128 for the year ended December 31, 2023 compared to $173,026 for the year ended December 31, 2022. The increase is related to actual and imputed interest expense attributed to the Secured Bridge Notes issued during November of 2022 and April 2023.

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

Going Concern

Our existing cash of $804,556 at December 31, 2023 will only be sufficient to fund our current operating plans into February 2024. The Company secured approximately $3.6 million in additional financing in February and March 2024. The Company had approximately $2.8 million in cash and approximately $4.0 million in debt due at March 31, 2024 and the Company is actively working to refinance the existing debt and raise additional capital, but cannot be certain of the outcome and timing. The Company has based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our faidr app and podcasting apps. As of December 31, 2023, and 2022 we had cash of $804,556 and $1,661,434, respectively. We have a deficiency in working capital in the amount of approximately $3.1 million at December 31, 2023. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months as we continue to develop and market our products. Our existing cash of $804,556 at December 31, 2023 will only be sufficient to fund our current operating plans into February 2024. The Company secured approximately $3.6 million in additional financing in February and March 2024. The Company had approximately $2.8 million in cash and approximately $4.0 million in debt due at March 31, 2024 and the Company is actively working to refinance the existing debt and raise additional capital, but cannot be certain of the outcome and timing. The Company has based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

Interim Bridge Financings

As previously disclosed, on November 14, 2022, we entered into a Secured Bridge Note (“Prior Note”) financing with one of our accredited investors, a significant existing shareholder of the Company. We received $2,000,000 of gross proceeds from the Prior Note financing.

On April 17, 2023, we entered into an additional Secured Bridge Note (“New Note”) financing with the same accredited investor from the Prior Note financing. We received $750,000 of gross proceeds from the New Note financing. The New Note was issued with a principal amount of $825,000, 10% interest rate and a maturity date on July 31, 2023. The New Note is secured by a lien on substantially all of our assets. At maturity of the New Note, the accredited investor, or our lender, has the option to convert any original issue discount and accrued but unpaid interest into shares of our common stock at a fixed conversion price of $15.25 per share.

In connection with the New Note financing, we issued 26,000 common stock warrants to the accredited investor with a five-year term and a fixed $15.25 per share exercise price, from which 13,000 of these common stock warrants are exercisable immediately. The remaining 13,000 common stock warrants would only become exercisable if the maturity date of the New Note is extended in accordance with the terms of the New Note. As of July 31, 2023, we extended the maturity date of the New Note to November 30, 2023. Upon the July 31, 2023 extension, the interest rate on the New Note increased to 20% from 10%, and the remaining portion of the 13,000 common stock warrants became exercisable. As of November 30, 2023, we extended the maturity date of the Prior Note and New Note to March 31, 2024. All terms of the Prior Note and New Note, such as interest rate and exercisable common stock warrants remained the same. The accredited investor did not exercise the common stock warrants as of December 31, 2023 or subsequent to December 31, 2023 and as of the date of this filing.

Further, in connection with the New Note financing, the parties agreed to make certain amendments to the Prior Note financing. Specifically, the parties agreed to cancel the 12,000 common stock warrants issued as part of the prior financing and, in lieu of the cancelled warrants, issued the investor common stock warrants for 24,000 common shares with an exercise price of $15.25 per common share and a five-year term. From the newly issued 24,000 common stock warrants, 12,000 common stock warrants were exercisable immediately, while the other 12,000 common stock warrants became exercisable at the time of extension of the maturity date of the Prior Note during May of 2023.

In order for the accredited investor to receive common shares from a conversion or exercise of the common stock warrants, an approval is required from the shareholders, if the number of common shares to be issued to the accredited investor, when aggregated with all other shares of common stock beneficially or deemed beneficially owned by the accredited investor would (i) result in the investor owning more than the Beneficial Ownership Limitation (as defined below), as determined in accordance with Section 13 of the Securities Exchange Act of 1934 or (ii) otherwise constitute a Change of Control within the meaning of Nasdaq Rule 5635(b). The “Beneficial Ownership Limitation” shall be 19.99% of the number of shares of the common stock outstanding immediately prior to the proposed issuance of shares of common stock.

Equity Line Sales of Common Stock

On November 14, 2022, we entered into a Common Stock Purchase Agreement (the “White Lion Purchase Agreement”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”) for an equity line facility.

On April 17, 2023 and April 20, 2023, we closed on two sales of Common Stock under the White Lion Purchase Agreement. We issued an aggregate of 78,489 common shares and received aggregate proceeds of approximately $1.12 million.

Replacement Equity Line with White Lion

On November 6, 2023, we entered into a new Common Stock Purchase Agreement and a related registration rights agreement with White Lion. Pursuant to the new Common Stock Purchase Agreement, we have the right, but not the obligation to require White Lion to purchase, from time to time until December 31, 2024, up to $10,000,000 in aggregate gross purchase price of newly issued shares of our common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. In connection with the new Common Stock Purchase Agreement, the parties agreed to terminate the previous Common Stock Purchase Agreement with White Lion.

From February 15, 2024 through March 19, 2024, the Company has sold 1,340,000 shares to White Lion for total proceeds of $3,606,508. We currently have an effective registration statement that registers for resale by White Lion up to 765,263 shares of common stock that we may issue to White Lion under the Equity Line Purchase Agreement. After White Lion has acquired shares under the Equity Line Purchase Agreement, it may sell all, some or none of those shares. Sales to White Lion by us pursuant to the Equity Line Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock.

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

The following table summarizes the statements of cash flows for the years ended December 31, 2023, and 2022:

Cash Flow Analysis	Year Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	(4,504,207)	(4,752,750)
Investing activities	(1,031,566)	(1,931,107)
Financing activities	4,678,895	2,000,000
Change in cash	(856,878)	(4,683,857)

Operating Activities

Cash used in operating activities for the year ended December 31, 2023, was $4,504,207, primarily resulting from our net loss of $8,807,496 and change in working capital of $554,983 related to an increase in accounts payable and accrued liabilities, offset by non-cash charges of $3,748,306 related to depreciation and amortization, share based compensation expense, and finance charges associated with the debt issuance costs of the Secured Bridge Notes. Cash used in operating activities for both periods consisted of personnel-related expenditures, marketing and promotion costs, and public company administrative support costs such as legal and other professional support services.

Cash used in operating activities for the year ended December 31, 2022, was $4,752,750, primarily resulting from our net loss of $6,897,446, partially offset by non-cash charges of $2,131,362.

Investing Activities

Cash flows used in investing activities for the years ended December 31, 2023, and December 31, 2022, consisting primarily of capitalization of software development expenses of $1,029,157 and $1,927,298, respectively.

Financing Activities

Cash flows generated in financing activities for the year ended December 31, 2023 was $4,678,895 and related primarily to cash proceeds from the issuance of common shares of $4,016,523 and proceeds from related party debt of $750,000.

Cash flows provided by financing activities for the year ended December 31, 2022 of $2,000,000 was associated with the proceeds from the secured bridge note financing in November 2022.

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $80,543,330 and $71,735,834 as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, and December 31, 2022, we had cash of $804,556 and $1,661,434, respectively. Our cash is comprised primarily of demand deposit accounts and money market funds. The Company secured approximately $3.6 million in additional financing in February and March 2024. The Company had approximately $2.8 million in cash and approximately $4.0 million in debt due at March 31, 2024 and the Company is actively working to refinance the existing debt and raise additional capital, but cannot be certain of the outcome and timing. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Contractual Obligations

The following table summarizes our contractual obligations not on our Balance Sheet as of December 31, 2023, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease commitments:
Office lease (1)	$114,085	$24,447	$74,903	$14,735	$–
Total operating lease commitments	$114,085	$24,447	$74,903	$14,735	$–

(1)	Represents minimum payments due for the lease of the month-to-month office space of $1,600 for three months and base rent under the operating lease commencing on April 1, 2024.

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

Software Development Costs

The Company accounts for costs incurred in the development of computer software as software research and development costs until the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose is probable. The Company ceases capitalization of development costs once the software has been substantially completed and is available for its intended use. Software development costs are amortized over a useful life estimated by the Company’s management of three years. Costs associated with significant upgrades and enhancements that result in additional functionality are capitalized. Capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in software technologies. Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are impaired and expensed during the period of such determination. Software development costs of $1,029,157 and $1,927,298 were capitalized in 2023 and 2022, respectively. Amortization expense of capitalized software development costs were $1,815,447 and $956,144 for the years ended December 31, 2023, and 2022, respectively and are included in depreciation and amortization expense.

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

Interest rate sensitivity

We had cash and cash equivalents totaling $804,556 as of December 31, 2023. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Auddia, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Auddia, Inc. (the Company) as of December 31, 2023, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a deficiency in stockholders’ equity that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Retrospective Adjustment for Reverse Stock Splits

We have audited the adjustments to the 2022 financial statements to retrospectively apply the effects of the reverse stock split, as described in Notes 1 and 9. In our opinion, such retrospective adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2022 financial statements of the Company other than with respect to these retrospective adjustments for the reverse stock split and, accordingly, we do not express an opinion or any other form of assurance on the 2022 financial statements taken as a whole.

/s/ Haynie & Company

Haynie & Company

Littleton, Colorado

April 1, 2024

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Auddia Inc.

Boulder, Colorado

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the effects of the reverse stock split described in Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies – Reverse Stock Split (Reverse Stock Split), the accompanying balance sheet of Auddia Inc. (the “Company”) at December 31, 2022, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, before the effects of the adjustments to retrospectively apply the reverse stock split described in Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies – Reverse Stock Split (Reverse Stock Split), the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the retrospective effect of the Stock Split described in Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies – Reverse Stock Split (Reverse Stock Split), and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments and disclosures are appropriate and have been properly applied. Those adjustments and disclosures were audited by Haynie & Company. (The 2022 financial statements before the effects of the adjustments discussed in Note 1 – Reverse Stock Split and the disclosures described in Note 6 – Share-based Compensation, Note 7 – Equity Financing – Warrants, and Note 9 – Net Loss Per Share are not presented herein).

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the audit of the December 31, 2022 financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

/s/ Daszkal Bolton LLP

Daszkal Bolton LLP

Boca Raton, Florida

March 20, 2023

We served as the Company’s auditor from 2020 to March 2023.

Auddia, Inc.

Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$804,556	$1,661,434
Accounts receivable, net	494	137
Prepaid insurance	28,993	–
Total current assets	834,043	1,661,571

Non-current assets:
Property and equipment, net of accumulated depreciation	18,099	41,080
Software development costs, net of accumulated amortization	3,347,935	4,134,225
Deferred offering costs	170,259	222,896
Prepaids and other non-current assets	32,712	51,754
Total non-current assets	3,569,005	4,449,955
Total assets	$4,403,048	$6,111,526

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$911,664	$324,138
Notes payable to related party, net of debt issuance costs	3,025,000	1,775,956
Stock awards liability	45,964	161,349
Total current liabilities	3,982,628	2,261,443
Total liabilities	3,982,628	2,261,443

Commitments and contingencies (Note 5)

Shareholders' equity:
Preferred stock - $0.001 par value, 10,000,000 authorized and 0 shares issued and outstanding	–	–
Common stock - $0.001 par value, 100,000,000 authorized and 854,162 and 506,198 shares issued and outstanding December 31, 2023 and December 31, 2022, respectively (1)	854	506
Additional paid-in capital	80,962,896	75,585,411
Accumulated deficit	(80,543,330)	(71,735,834)
Total shareholders' equity	420,420	3,850,083
Total liabilities and shareholders' equity	$4,403,048	$6,111,526

(1)	The Company’s common stock outstanding as of December 31, 2023 and 2022 has been retroactively restated for the effect of the 25-for-1 reverse stock split.

See Accompanying Notes to Financial Statements.

Auddia, Inc.

Statements of Operations

	Year Ended
	December 31,
	2023	2022
Revenue	$–	$–

Operating expenses:
Direct cost of services	181,679	180,690
Sales and marketing	1,096,106	1,673,692
Research and development	781,017	654,879
General and administrative	3,576,729	3,223,520
Depreciation and amortization	1,840,837	991,639
Total operating expenses	7,476,368	6,724,420
Loss from operations	(7,476,368)	(6,724,420)

Other (expense) income:
Interest expense	(1,331,128)	(173,027)
Interest income	–	1
Total other expense	(1,331,128)	(173,026)
Loss before income taxes	(8,807,496)	(6,897,446)
Provision for income taxes	–	–
Net loss	$(8,807,496)	$(6,897,446)

Net loss per share attributable to common stockholders
Basic and diluted	$(12.93)	$(13.79)

Weighted average common shares outstanding (1)
Basic and diluted	681,229	500,095

(1)	The Company’s weighted average common shares outstanding for the years ended December 31, 2023 and 2022 have been retroactively restated for the effect of the 25-for-1 reverse stock split.

See Accompanying Notes to Financial Statements.

Auddia Inc.

Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2023 and 2022

Year Ended December 31, 2023

	Common Stock (1)		Additional
	Number of Shares	Par Value	Paid-In- Capital (1)	Accumulated Deficit	Total

Balance, December 31, 2022	506,198	$506	$75,585,411	$(71,735,834)	$3,850,083

Issuance of common shares, net of costs	283,861	284	3,963,601	–	3,963,885
Adjustments related to reverse stock split	56,310	56	(56)	–	–
Exercise of Restricted Stock Units	7,830	8	(8)	–	–
Issuance of warrants	–	–	383,004	–	383,004
Share-based compensation	–	–	1,025,420	–	1,025,420
Revaluation of share-based compensation liability	–	–	5,524	–	5,524
Cancelled shares	(37)	–	–	–	–
Net loss	–	–	–	(8,807,496)	(8,807,496)
Balance, December 31, 2023	850,303	$854	$80,962,896	$(80,543,330)	$420,420

Year Ended December 31, 2022

	Common Stock (1)		Additional
	Number of Shares	Par Value	Paid-In- Capital (1)	Accumulated Deficit	Total
Balance, December 31, 2021	496,657	$496	$74,248,830	$(64,838,389)	$9,410,937

Issuance of common shares	5,607	6	222,889	–	222,896
Issuance of warrants	–	–	361,878	–	361,878
Exercise of restricted stock units and warrants	3,934	4	(4)	–	–
Reclassification of share-based compensation award to liability	–	–	(250,071)	–	(250,071)
Share-based compensation	–	–	1,001,889	–	1,001,889
Net loss	–	–	–	(6,897,446)	(6,897,446)
Balance, December 31, 2022	506,198	$506	$75,585,411	$(71,735,834)	$3,850,083

(1)	The Company’s changes in stockholders’ equity for the years ended December 31, 2023 and 2022 has been retroactively restated for the effect of the 25-for-1 reverse stock split.

See Accompanying Notes to Financial Statements.

Auddia Inc.

Statements of Cash Flows

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,807,496)	$(6,897,446)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance charge associated with debt issuance cost	882,049	137,834
Depreciation and amortization	1,840,837	991,639
Share-based compensation expense	1,025,420	1,001,889
Change in assets and liabilities:
Accounts receivable	(357)	(50)
Prepaid insurance	(28,994)	–
Prepaids and other non-current assets	19,042	1,164
Accounts payable and accrued liabilities	565,292	12,220
Net cash used in operating activities	(4,504,207)	(4,752,750)

Cash flows from investing activities:
Software capitalization	(1,029,157)	(1,927,298)
Purchase of property and equipment	(2,409)	(3,809)
Net cash used in investing activities	(1,031,566)	(1,931,107)

Cash flows from financing activities:
Proceeds from issuance of promissory notes payable, net of OID	–	2,000,000
Net settlement of share-based compensation liability	(87,628)	–
Proceeds from related party debt	750,000	–
Proceeds from issuance of common shares	4,016,523	–
Net cash provided by financing activities	4,678,895	2,000,000

Net decrease in cash	(856,878)	(4,683,857)

Cash, beginning of year	1,661,434	6,345,291

Cash and restricted cash, end of year	$804,556	$1,661,434

Supplemental disclosures of cash flow information:
Cash paid for Interest	$6,000	$7,082

Supplemental disclosures of non-cash activity:
Reclassification of deferred offering cost	$52,637	$–
Original issue discount and issuance of warrants on related party debt	$458,004	$–

See Accompanying Notes to Financial Statements.

Auddia Inc.

Notes to Financial Statements

For the Years Ended December 31, 2023 and 2022

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

Reverse Stock Split

The Company filed an amendment to its Certificate of Incorporation with the Secretary of State in Delaware which became effective as of 5:00 P.M. Eastern Time on February 26, 2024. As a result, every twenty-five (25) issued shares of common stock were automatically combined into one share of common stock.

Shares of the Company’s common stock were assigned a new CUSIP number (05072K 206) and began trading on a split-adjusted basis on February 27, 2024.

The reverse stock split will not change the authorized number of shares of the Company’s common stock. No fractional shares will be issued and any fractional shares resulting from the reverse stock split will be rounded up to the nearest whole share. Therefore, stockholders with less than 25 shares will receive one share of stock.

The reverse stock split will apply to the Company’s outstanding warrants, stock options and restricted stock units. The number of shares of common stock into which these outstanding securities are convertible or exercisable will be adjusted proportionately as a result of the reverse stock split. The exercise prices of any outstanding warrants or stock options will also be proportionately adjusted in accordance with the terms of those securities and the Company’s equity incentive plans.

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

Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2023 or 2022.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. At December 31, 2023 and December 31, 2022, the Company had $554,556 and $1,411,434, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

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

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are considered impaired and expensed during the period of such determination. Software development costs of $1,029,157 and $1,927,298 were capitalized for the years ended December 31, 2023, and 2022, respectively. Amortization of capitalized software development costs were $1,815,447 and $956,144 for the years ended December 31, 2023 and 2022, respectively and are included in depreciation and amortization expense.

Deferred Offering Costs

In November 2022, the Company entered into a Common Stock Purchase Agreement. Pursuant to such, the Company has the right, but not the obligation, to require the investor to purchase up to $10,000,000 in aggregate gross purchase price of newly issued shares of the Company common stock, subject to eligibility under the Company’s Form S-3. The Company’s right to sell shares under this agreement extends to December 2023. In consideration for the commitments by the investor under the agreement, the Company issued 5,607 shares of common stock to the investor. The Company recognized $222,896 of deferred offering costs relating to the issuance of these shares.

Long-Lived Assets

The Company reviews its tangible and limited lived intangible long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. If a potential impairment is indicated, the Company compares the carrying amount of the asset to the undiscounted future cash flows associated with the asset. In the event the future cash flows are less than their carrying value, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined long-lived assets were not impaired at December 31, 2023 and 2022.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the year ended December 31, 2023, and December 31, 2022 was $585,876 and $760,940, respectively.

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

Net Loss per Share

Basic loss per share common share is calculated based on the weighted-average number of common shares outstanding in accordance with FASB ASC Topic 260, Earnings per Share. Diluted net loss per share is calculated based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares. When the Company reports a net loss, the calculation of diluted net loss per share excludes potential common shares as the effect would be anti-dilutive. Potential common shares are composed of shares of common issuable upon the exercise of options and warrants.

Liquidity, Capital Resources and Going Concern

Our existing cash of $804,556 at December 31, 2023 will only be sufficient to fund our current operating plans into February 2024. The Company secured approximately $3.6 million of additional financing in February and March 2024, but will need to obtain additional financing to pay off debt and to extend current operations into the second quarter of 2024 (see Note 10). The Company has based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Note 2 – Property & Equipment and Software Development Costs

Property and equipment and software development costs consisted of the following as of:

	December 31, 2023	December 31, 2022

Computers and equipment	$102,348	$99,939
Furniture	7,263	7,262
Accumulated depreciation	(91,512)	(66,121)
Total property and equipment, net	$18,099	$41,080
	–

Software development costs	$7,655,206	$6,626,049
Accumulated amortization	(4,307,271)	(2,491,824)
Total software development costs, net	$3,347,935	$4,134,225

The Company recognized depreciation expense of $25,391 and $35,495 for the years ended December 31, 2023, and 2022, respectively related to property and equipment and amortization expense of $1,815,447 and $956,144 for the years ended December 31, 2023 and 2022, respectively related to software development costs.

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31, 2023	December 31, 2022

Accounts payable and accrued liabilities	$424,510	$289,955
Credit cards payable	16,975	6,072
Accrued interest	470,179	28,111
	$911,664	$324,138

Note 4 – Notes Payable to Related Party, net of debt issuance costs

During November 2022, the Company entered into a Secured Bridge Note (the “Prior Note”) financing with an accredited investor and existing shareholder of the Company. The Prior Note had a principal amount of $2,200,000, including an original issue discount of $200,000. The Prior Note bore interest at an annual stated interest rate of 10% with an original maturity date of May of 2023. The Prior Note is secured by a lien on substantially all of the Company’s assets. At maturity, the lender had the option to convert the original issue discount and accrued but unpaid interest into shares of the Company’s common stock at a fixed conversion price of $30.75 per share. The conversion option was available to the lender at the earlier of (i) maturity, or (ii) payback of all the principal. The embedded conversion option was not accounted for separately, in accordance with the guidance outlined in ASC 815-40, as it was considered indexed to the Company’s shares. The Company had the option to extend the maturity date by six months to November 2023. In the event of an extension, the Company will issue additional warrants, and the interest rate on the Note will increase to 20%.

In connection with the Prior Note financing, the Company issued 12,000 common stock warrants with a five-year term at an exercise price of $52.50 per share. At the time of issuance, the common stock warrants were valued at $361,878 and recorded as a debt discount to the Prior Note. The issued common stock warrants were classified as equity as they were indexed to the Company’s shares in accordance with ASC 815-40.

During April 2023, the Company entered into an additional Secured Bridge Note (the “New Note”) financing with the same accredited investor and significant existing shareholder. The New Note had a principal amount of $825,000, including an original issue discount of $75,000. The New Note bore interest at an annual stated interest rate of 10% with an original maturity date of July 2023. The New Note is secured by a lien on substantially all of the Company’s assets. At maturity, the lender had the option to convert the original issue discount and accrued but unpaid interest into shares of the Company’s common stock at a fixed conversion price of $52.50 per share. The conversion option was available to the lender at the earlier of (i) maturity, or (ii) payback of all the principal. The embedded conversion option was not accounted for separately, in accordance with the guidance outlined in ASC 815-40, as it was considered indexed to the Company’s shares.

In connection with the New Note financing, the Company issued 26,000 common stock warrants with a five-year term at an exercise price of $52.50 per share, from which 13,000 common stock warrants were exercisable immediately and were exercisable in the event that the loan term is extended. At the time of issuance, the common stock warrants were valued at $252,940, which was recorded as an additional debt discount to the New Note. The issued common stock warrants were classified as equity as they were indexed to the Company’s shares in accordance with ASC 815-40.

During April 2023, the Company also modified the terms of the Prior Note and cancelled the original 12,000 common stock warrants issued with the Prior Note. The Company recognized the modification in accordance with ASC 815-40-35, which resulted in the recognition of debt discount in the amount of $35,981. In lieu of the cancelled common stock warrants, the Company issued 24,000 new common stock warrants with a five-year term at an exercise price of $52.50 per share. From the newly issued 24,000 new common stock warrants, 12,000 common stock warrants were fully vested and immediately exercisable, while the remaining 12,000 common stock warrants remained unvested. The issued common stock warrants were classified as equity as they were indexed to the Company’s shares in accordance with ASC 815-40.

In May of 2023, the Company renegotiated with the lender an extension of the maturity date of the Prior Note for six months to November 2023 with an increased annual interest rate of 20% and issued an additional 12,000 common stock warrants to the lender. The additional common stock warrants were valued at $94,083 and recorded as an additional debt discount. The issued common stock warrants were classified in equity as they were considered indexed to the Company’s shares in accordance with ASC 815-40. In connection with this extension, the 12,000 outstanding unvested warrants became vested and exercisable.

On July 31, 2023, the Company extended the maturity date of the New Note to November 30, 2023. In connection with such extension, 13,000 outstanding unvested common stock warrants became vested and exercisable. There was no change in the application of the accounting under ASC 815-40.

As of December 31, 2023, and December 31, 2022, the balance of the Prior Note, net of debt issuance costs, was $2,200,000 and $1,775,956, respectively. Interest expense related to the Prior Note, including interest incurred, amortization of the debt discount, and the warrant amortization for the year ended December 31, 2023, was $868,084. As of December 31, 2023, the balance of the New Note issued in April 2023, net of debt issuance costs, was $825,000. Interest expense related to the New Note, including interest incurred, amortization of the debt discount, and the warrant amortization for the year ended December 31, 2023 was $457,044.

The Company is currently in discussions with the accredited investor regarding an agreement where (i) the Company would agree to repay the $2.75 million principal of the bridge financing out of the proceeds of a next round financing, and (ii) the accrued interest and original issue discount on the bridge financing would be converted into equity securities.

Note 5 – Commitments and Contingencies

Operating Lease

In April 2021, the Company entered into a lease agreement for office space in Boulder, Colorado comprising 8,639 square feet. The lease commenced on May 15, 2021, and terminated after 12 months. The Company subsequently extended the lease through November 2022. In November 2022, the Company amended the lease, reducing the square footage rented to 2,160 with a base rent of $4,018 per month, which expired on December 14, 2023. Rent expense, as part of general and administrative expenses as included in the Condensed Statement of Operations, was $61,724 and $104,223 for the years ended December 31, 2023, and 2022, respectively.

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

Note 6 - Share-based Compensation

Stock Options

The following table presents the activity for stock options outstanding:

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2021	60,192	$74.00
Granted	27,325	36.50
Forfeited/canceled	(20,990)	65.75
Exercised	–	–
Outstanding - December 31, 2022	66,527	$61,13
Granted	26,708	11.42
Forfeited/canceled	(8,358)	37.76
Exercised	–	–
Outstanding - December 31, 2023	84,877	$47.79

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding **			Options Exercisable **
Exercise Prices	Number	Price	Life*	Number	Price*
$67.50	891	$67.50	0.50	891	$67.50
$72.50	2,125	$72.50	3.86	2,125	$72.50
$106.50	6,848	$106.50	5.48	6,848	$106.50
$69.75	30,888	$69.75	6.98	22,125	$69.75
$44.75	7,850	$44.75	7.71	4,025	$44.75
$30.25	15,575	$30.25	8.70	11,682	$30.25
$9.90	2,000	$9.90	9.44	–	$9.90
$6.25	18,700	$6.25	9.96	–	$6.25
Total - December 31, 2023	84,877			47,696

________________________

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.
**	The Company’s options summarized above have been retroactively restated for the effect of the 25-for-1 reverse stock split.

During the year ended December 31, 2023, the Company granted 26,708 stock options to certain executives and key employees. Under the terms of the option agreements, the options are subject to certain vesting requirements.

The assumptions used in the Black-Scholes valuation method for these options which were issued in 2023 is as follows:

Risk free interest rate	3.76% - 4.24%
Expected term (years)	6.22 - 6.38
Expected volatility	77% - 8.8%
Expected dividends	0%

These assumptions listed above for 2023 were derived using i) the risk free interest rate published by the federal reserve on the date of grant, ii) the expected term used is the average of the contractual term plus the weighted average vesting term, iii) the volatility was derived using rates from third-party valuation reports of other financial instruments for the applicable quarter and iv) the expected dividends rate used is taken from the applicable option award agreement.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2021	16,980	$–
Granted	11,319	–
Forfeited/canceled	(1,815)	–
Exercised	(3,930)	44.75
Outstanding - December 31, 2022	22,554	$53.61
Granted	1,500	31.00
Forfeited/canceled	(4,734)	45.66
Exercised	(7,830)	45.66
Outstanding - December 31, 2023	11,490	$59.36

During the year ended December 31, 2023, the Company granted 1,500 restricted stock units. Under terms of the restricted stock agreements, the restricted stock units are subject to certain vesting requirements.

The Company recognized share-based compensation expense related to stock options and restricted stock units of $1,025,420 and $1,001,889 for the years ended December 31, 2023 and 2022, respectively. The remaining unvested share-based compensation expense of $717,274 is expected to be recognized over the next 48 months.

Note 7 – Equity Financings

Equity Line Sales of Common Stock

On November 14, 2022, the Company entered into a Common Stock Purchase Agreement (the “White Lion Purchase Agreement”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”) for an equity line facility.

In April 2023 and June 2023, the Company closed on three sales of Common Stock under the White Lion Purchase Agreement. As a result, the Company issued an aggregate of 94,461 common shares and received aggregate proceeds of approximately $1.3 million.

Any proceeds that the Company receives under the White Lion Purchase Agreement are expected to be used for working capital and general corporate purposes.

The aggregate number of shares of common stock that the Company can sell to White Lion under the White Lion Purchase Agreement (including the Commitment Shares) may in no case exceed 100,068 shares of the common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the White Lion Purchase Agreement) (the “Exchange Cap”), unless shareholder approval is obtained to issue purchase shares above the Exchange Cap, in which case the Exchange Cap will no longer apply.

The Company recognized all offering costs related to the equity line of credit as deferred offering costs in accordance with the guidance in ASC 835-30-S45.

Sale of Common Shares (S-3 offering)

In June 2023, the Company sold 189,400 shares of common stock in a registered public offering with net proceeds of $2.7 million.

Replacement Equity Line with White Lion

On November 6, 2023, the Company entered into a new Common Stock Purchase Agreement and a related registration rights agreement with White Lion. Pursuant to the new Common Stock Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time until December 31, 2024, up to $10,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. In connection with the new Common Stock Purchase Agreement, the parties agreed to terminate the previous Common Stock Purchase Agreement with White Lion. See Note 10 for subsequent activity related to the equity line with White Lion.

Warrants

The following table presents the activity for warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2021	166,890	$120
Granted	12,000	$52.50
Forfeited/cancelled/restored	–	$–
Exercised	(6)	$21.75
Outstanding - December 31, 2022	178,884	$115.50
Granted	38,000	$15.25
Forfeited/cancelled/restored	–	$–
Exercised	–	$–
Outstanding - December 31, 2023	216,884	$96.00

During the year ended December 31, 2022, in connection with the issuance of the Prior Note, the Company issued 12,000 warrants to purchase shares of common stock at the exercise price of $52.50 per share.

During the year ended December 31, 2022, 6 warrants were exercised using the cashless option into 4 shares of common stock.

During the year ended December 31, 2023, in connection with the New Note financing, the Company issued 26,000 warrants to purchase shares of common stock at the exercise price of $15.25 per share.

During the year ended December 31, 2023, in connection with the modification of the Prior Note, the Company cancelled the original 12,000 common stock warrants and issued 24,000 new common stock warrants at an exercise price of $15.25 per share.

Note 8 – Income Taxes

For the year ended December 31, 2023 and 2022, the Company recorded no income tax benefit for the net operating losses incurred during the year, due to the uncertainty of realizing a benefit from those items.

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate reported in the financial statements:

	2023	2022
U.S. federal statutory rate	21.0%	21.0%
Effects of:
State and local taxes, net of federal benefit	4.5%	4.5%
Prior year true-ups	(1.0)%	(0.6)%
Other	(0.1)%	(0.5)%
Change in valuation allowance	(24.4)%	(24.4)%
Effective rate	– %	– %

Significant components of the Company’s deferred tax assets as of December 31, 2023 and 2022 are summarized below.

	2023	2022
Deferred tax assets:
Federal net operation losses	$4,135,331	$2,324,319
State net operation losses	713,407	397,846
Stock based compensation	731,311	618,691
Other assets	12,773	12,772
Total deferred tax assets	5,592,822	3,353,628

Deferred income tax liabilities:
Capitalized software	(742,450)	(556,492)
Property & equipment	(4,451)	(10,103)
Total deferred tax liabilities	(746,901)	(566,595)

Net deferred tax assets	4,845,921	2,787,033

Valuation allowance	(4,845,921)	(2,787,033)

Net deferred tax asset, net of valuation allowance	$–	$–

For the year ended December 31, 2023, the Company has federal and state net operating loss carryforwards of $19,692,052 and $19,692,052, respectively.

The federal net operating loss carryforwards do not have an expiration, however, are limited to 80% of the excess of taxable income over the total net operating loss deduction. The state net operating loss carryforwards will conform to the federal provisions.

After weighing all available positive and negative evidence for the periods ended December 31, 2023 and 2022, the Company has recorded a valuation allowance of $4,845,921 and $2,787,033, respectively.

The Company continuously monitors its current and prior filing positions in order to determine if any unrecognized tax positions should be recorded. The analysis involves considerable judgement and is based on the best information available. For the periods ended December 31, 2023 and 2022, the Company is not aware of any positions which require an uncertain tax position liability.

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

Reverse Stock Split

On February 26, 2024, the Company effected a 1-for-25 reverse stock split of its common stock. The reverse stock split applied to the Company’s outstanding warrants, stock options and restricted stock units. The number of shares of common stock into which these outstanding securities are convertible or exercisable were adjusted proportionately as a result of the reverse stock split. The exercise prices of any outstanding warrants or stock options were also proportionately adjusted in accordance with the terms of those securities and the Company’s equity incentive plans. All weighted average share amounts have been retroactively adjusted for the reverse stock split.

As of December 31, 2023, and 2022, 265,079 and 252,750, respectively of potentially dilutive weighted average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

Note 10 – Subsequent Events

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. Based upon this review, other than as set forth below, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

RFM Acquisition

On January 26, 2024, we entered into a Purchase Agreement (the “RFM Purchase Agreement”), pursuant to which we agreed to acquire RadioFM (the “RFM Acquisition”), which is currently a component of both AppSmartz and RadioFM (partnerships under common control). The aggregate consideration for the RFM Acquisition is $13,000,000 (plus $2,000,000 in contingent consideration if certain post-close milestones are reached), in addition to the assumption of certain liabilities, as may be adjusted pursuant to the terms of the RFM Purchase Agreement.

In March 2024, the parties mutually agreed to terminate the RFM Purchase Agreement.

Reverse Share Split

The Company filed an amendment to its Certificate of Incorporation with the Secretary of State in Delaware which became effective as of 5:00 P.M. Eastern Time on February 26, 2024. As a result, every twenty-five (25) issued shares of common stock were automatically combined into one share of common stock.

Shares of the Company’s common stock were assigned a new CUSIP number (05072K 206) and began trading on a split-adjusted basis on February 27, 2024.

The reverse stock split did not change the authorized number of shares of the Company’s common stock. No fractional shares were issued and any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share. Therefore, stockholders with less than 25 shares received one share of stock.

The reverse stock split applied to the Company’s outstanding warrants, stock options and restricted stock units. The number of shares of common stock into which these outstanding securities are convertible or exercisable were adjusted proportionately as a result of the reverse stock split. The exercise prices of any outstanding warrants or stock options were also proportionately adjusted in accordance with the terms of those securities and the Company’s equity incentive plans.

Equity Line

From February 15, 2024 through March 19, 2024, the Company has sold 1,340,000 shares to White Lion for total proceeds of $3,606,508. The Company currently has an effective registration statement that registers for resale by White Lion up to 765,263 shares of common stock that may be issued to White Lion under the Equity Line Purchase Agreement. After White Lion has acquired shares under the Equity Line Purchase Agreement, it may sell all, some or none of those shares. Sales to White Lion by us pursuant to the Equity Line Purchase Agreement may result in substantial dilution to the interests of other holders of the Company’s common stock.

Nasdaq Compliance

On March 20, 2024, the Company received a letter from Nasdaq stating it had regained compliance with the minimum bid requirement. The Panel reminded the Company that although it regained compliance with the minimum bid requirement, it is also required to regain compliance with the equity requirement. Therefore, this matter will remain open until the Company demonstrates compliance with all requirements.

Operating Lease

On March 25, 2024, the Company entered into a new 37-month operating lease commencing on April 1, 2024 with two separate two year renewal options. The monthly base rent for months two through 14 is $2,456, increasing to $3,070 for months 15 through 26, and ending at $3,684 for months 27 through 37.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2023.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures. As a result of the material weakness in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of December 31, 2023 were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Securities Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies. Additionally, this Report does not contain an attestation report of our registered public accounting firm regarding internal control over financial reporting since the Company, as a smaller reporting company and non-accelerated filer, is not required to provide such report.

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2023 was not effective.

A material weakness, as defined in the standards established by Sarbanes-Oxley, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses, which we identified during the course of preparing financial statements to meet the requirements of our IPO, and which have existed since the 2018 fiscal year and remain un-remediated as of December 31, 2023:

•	Lack of sufficiently qualified professionals with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting and reporting matters timely and accurately
•	Lack of adequate segregation of duties within the financial reporting review function, including preparation and review of journal entries.
•	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosures.

Remediation Activities

Management has been actively engaged in remediating the above material weaknesses. The following remedial actions have been taken during the year ended December 31, 2023:

•	Completed the internal control documentation along with engaging outside consultants to assist in the design, implementation and documentation of internal controls to address the relevant risks;
•	Performed risk-based scoping activities to identify key business processes, and engaged an outside internal control specialist team to assist in designing, documenting, and implementing internal controls to address relevant risks;
•	Hired additional accounting resources with appropriate levels of experience, including a new chief financial officer in 2023; and
•	Continue to engage outside consultants to ensure that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review.

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

While progress has been made to enhance our internal control over financial reporting, we are still in the process of finalizing the controls documentation and implementing these processes, procedures, and controls. Additional time is required to complete these steps and to assess and demonstrate the sustainability of these procedures. We believe the above actions will be effective in remediating the material weaknesses described above, and we will continue to devote significant time and attention to these remedial efforts. Once we can demonstrate an uninterrupted effectively operating control environment evidenced by Management testing of controls, we will consider these deficiencies to be remediated.

Changes in Internal Control Over Financial Reporting

Other than the applicable remediation efforts described in “Remediation of Previously Reported Material Weaknesses” above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive officers and directors

Set forth below are the names, ages and positions of our executive officers and directors as of March 29, 2024.

Name	Age	Position(s) held	Served as a Director and/or Officer Since
Executive Officers
Jeffrey Thramann, M.D.	59	Executive Chairman and Director	2012
Michael Lawless	61	Chief Executive Officer, Secretary & Director	2012
John Mahoney	58	Chief Financial Officer	2023
Peter Shoebridge	60	Chief Technology Officer	2013

Non-Employee Directors
Stephen Deitsch	52	Director, Lead Independent Director	2021
Timothy J. Hanlon	58	Director	2021
Thomas Birch	71	Director	2021

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

John E. Mahoney, Chief Financial Officer: Mr. Mahoney joined the Company as Chief Financial Officer in November 2023. He brings over twenty years of finance and operational experience in the services industry with both publicly traded and privately held companies. From 2019 to 2023, he served as Chief Financial Officer at Quality Biomedical, Inc., a private equity backed and leading service provider in the Home Medical Equipment industry. From 2014 to 2019, Mr. Mahoney served as Principal and Chief Financial Officer at CFO Leadership Services, LLC, a fractional CFO service company. From 2005 to 2014, Mr. Mahoney served Vice President and Chief Financial Officer at TASQ Technology, Inc., a wholly owned subsidiary of First Data Corporation, who merged with Fiserv. a leading global credit card processing services company. Mr. Mahoney is a certified public accountant. He earned his BS in Public Accountancy from Long Island University.

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

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed to date in 2023.

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

Stockholder Communications with the Board

Any stockholder or interested party who desires to contact our board, or specific members of our board, may do so electronically by sending an email to our CFO at the following address: jmahoney@auddia.com. Alternatively, a stockholder may contact our board, or specific members of our board, by writing to: Auddia Inc., 1680 38th Steet, Suite 130, Boulder, Colorado 80301, Attn: CFO. All such communications will be initially received and processed by the office of our CFO. Communications concerning accounting, audit, internal accounting controls and other financial matters will be referred to the Chair of the Audit Committee. Other matters will be referred to the board, the non-employee directors or individual directors, as appropriate.

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

Compensation Committee Interlocks and Insider Participation

None of the current members of our compensation committee has at any time been one of our officers or employees. None of our executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee during the year ended December 31, 2023.

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

Policy on Trading, Pledging and Hedging of Company Stock

Certain transactions in our securities (such as purchases and sales of publicly traded put and call options, and short sales) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in Company securities. Our insider trading policy expressly prohibits derivative transactions of our stock by our executive officers and directors.

Rule 10b5-1 Sales Plans

Our policy governing transactions in our securities by directors, officers, and employees permits our officers, directors, and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place and can only put such plans into place while the individual is not in possession of material non-public information. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. During 2023, none of our directors or executive officers had a Rule 10b5-1 trading plan in effect.

Compensation Clawback Policy

The Company established a policy regarding the recoupment of certain performance-based compensation payments (“Clawback Policy”), which became effective as of December 1, 2023. This policy is included as Exhibit 97 to this Annual Report.

The Audit Committee of the Company determined that no performance-based compensation (or the vesting of such compensation) within the prior three years was based upon the achievement of financial results, as reported in a Form 10-Q, Form 10-K or other report filed with the Securities and Exchange Commission (“SEC”), and therefore had no obligation, pursuant to the Company’s Clawback Policy, to recover erroneously paid or awarded compensation.

Number of Meetings

The board held a total of 10 meetings in 2023. In 2023, our Audit Committee held six meetings, our Compensation Committee held two meetings, and our Nominating and Governance Committee held one meeting. Each director attended at least 75% of the aggregate of the total number of meetings of the board and the board committees on which he served.

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

Our board of directors approved the following compensation for our non-employee directors in 2023. Our non-employee directors will receive annual cash compensation of (i) $25,000 for service on the board (ii) $20,000 for service as the Audit Committee chair, (iii) $10,000 for Compensation Committee chair, and (iv) $10,000 for Nominating and Governance Committee chair. All cash payments will be made quarterly in arrears, and pro-rated for any partial quarters of service.

The following Director Compensation Table summarizes the compensation of each of our non-employee directors for services rendered to us during the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Stephen Deitsch	45,000	–	–	7,412	52,412
Timothy J. Hanlon	35,000	–	–	7,412	42,412
Thomas Birch	35,000	–	–	7,412	42,412

(1)	Relates to cash payment made to directors for tax liability on RSUs.

Item 11.	Executive Compensation

Executive Compensation Overview

As an “emerging growth company,” we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act.

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during our fiscal year 2023, and our next two most highly compensated executive officers in respect of their service to our company for fiscal year 2023. Our named executive officers, or the Named Executive Officers, for the year ended December 31, 2023, are:

•	Jeffrey Thramann, our Executive Chairman;
•	Michael Lawless, our Chief Executive Officer; and
•	Peter Shoebridge, our Chief Technical Officer

Summary Compensation Table Year Ended December 31, 2023

The following table contains information about the compensation paid to or earned by each of our Named Executive Officers during the two most recently completed fiscal years.

Name and Principal Position	Year	Salary ($)		Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Jeffrey Thramann	2023	300,000	(1)	-0-	-0-	-0-	-0-	300,000
Executive Chairman	2022	300,000	(1)	-0-	425,513	-0-	-0-	725,513

Michael Lawless	2023	260,000		-0-	-0-	-0-	-0-	260,000
Chief Executive Officer	2022	260,000		-0-	-0-	10,870	-0-	531,746

Peter Shoebridge	2023	225,000		-0-	-0-	-0-	-0-	225,000
Chief Technology Officer	2022	225,000		-0-	-0-	4,074	-0-	326,828

(1)	Beginning after the Company’s IPO, Dr. Thramann earns an annual salary of $300,000.
(2)	The “Bonus” column represents discretionary bonuses earned pursuant to our annual incentive bonus program. Each of Dr. Thramann, Mr. Lawless and Mr. Shoebridge is each eligible to receive a bonus based on the achievement of certain business goals set by our Board on an annual basis. The maximum bonus opportunity for each of Messrs. Thramann, Lawless and Shoebridge, expressed as a percentage of their base salary, is 50%. As of the filing date of this Annual Report, the Company has not approved or paid any annual cash bonuses for the 2023 year.
(3)	Represents the grant date fair value of RSU and stock option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For information regarding assumptions underlying the valuation of equity awards, see Note 6 to our consolidated financial statements included in this Annual Report.

Outstanding Equity Awards at December 31, 2023

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2023.

		Option Awards(1)				Stock Awards(1)(2)

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(4)(3)
Dr. Jeffrey Thramann	8/11/2021 (4)	–	–	–	–	4,500	1,500
	2/16/2022 (5)	–	–	–	–	2,000	4,000
	12/9/2022 (6)	–	–	–	–	5,320	–

Michael Lawless	8/15/2019 (8)	3,221	–	106.50	8/15/2029	–	–
	8/11/2021 (9)	4,500	1,500	69.75	8/11/2031	–	–
	9/8/2022 (10)	8,490	2,830	30.25	9/8/2032	–	–

Peter Shoebridge	8/15/2019 (7)	1,097	–	106.50	8/15/2029	–	–
	8/11/2021 (8)	4,500	1,500	69.75	8/11/2031	–	–
	9/8/2022 (9)	3,193	1,065	30.25	9/8/2032	–	–

_______________________

(1)	Each equity award is subject to the terms of our 2021 or 2013 Equity Incentive Plan.
(2)	All RSUs are settled, and shares delivered on the vesting date. Accordingly, there are no vested RSUs that remain outstanding.
(3)	Based on the closing price of a share of the Company’s common stock on the Nasdaq Capital Market of $6.25 on December 29, 2023.
(4)	Represents RSU awards that vest 50% on February 16, 2022, 25% on February 16, 2023, and 25% on February 16, 2024.
(5)	Represents RSU awards that vest 33% on February 16, 2023, 33% on February 16, 2024, and 34% on February 16, 2025.
(6)	Represents RSU awards that vest 100% on February 16, 2023.

(7)	2019 grant represents option awards that vest 50% on August 15, 2019, grant date. The remaining portion of the option vests equally over 48 months.
(8)	2021 grant represents option awards that vest 50% on August 12, 2022, 25% on February 16, 2023, and 25% on February 16, 2024.
(9)	2022 grant represents option awards that vest 50% on the September 8, 2022, grant date. The remaining portion of the option vests in two equal installments on February 16, 2023, and February 16, 2024.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2024, by (i) each person who beneficially owned more than 5% of our outstanding shares of common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, the address of each executive officer and director is c/o Auddia, 1680 38th Street, Suite 130, Boulder, CO 80301.

The number of shares of common stock “beneficially owned” by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of shares of our common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power, and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after March 29, 2024.

The calculations set forth below are based upon 2,194,196 shares of common stock outstanding at March 29, 2024.

Unless otherwise indicated below, and subject to community property laws where applicable, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Jeffrey Thramann (1)	80,909	3.7%
Richard Minicozzi (2)	122,518	5.5%

Executive Officers and Directors:
Michael Lawless (3)	16,986	0.8%
John E. Mahoney (4)	–	--%
Peter Shoebridge (5)	9,436	0.4%
Stephen Deitsch (6)	1,281	0.1%
Timothy J. Hanlon (6)	1,281	0.1%
Thomas Birch (6)	1,281	0.1%
All directors and executive officers as a group (7 persons)	111,174	4.9%

________________

(1)	Dr. Thramann is also a director of the Company. Includes (i) 75,544 shares of common stock, and (ii) 5,365 shares underlying outstanding common stock warrants. Does not include (i) 38,760 shares of common stock underlying Series A warrants (which warrants are not currently exercisable by Dr. Thramann due to the operation of a 4.99% beneficial ownership exercise restriction contained in such warrants), and (ii) 5,500 shares underlying currently unvested RSUs granted under our 2021 equity incentive plan.
(2)	Includes (i) 70,108 shares of common stock, and (ii) 52,500 shares underlying outstanding common stock warrants. Does not include any shares relating to the conversion feature contained in the senior secured bridge note held by Mr. Minicozzi. Does not include 38,760 underlying outstanding common warrants due to the operation of a 4.99% beneficial ownership exercise restriction contained in such warrants.
(3)	Includes (i) 741 shares of common stock, and (ii) 16,246 shares of common stock underlying stock options exercisable within 60 days of December 31, 2023. Does not include 4,330 of unvested options granted under our equity incentive plans.
(4)	Does not include 18,700 of unvested option granted under Mr. Mahoney’s employment agreement.
(5)	Does not include 6,821 of unvested options granted under our equity incentive plans.
(6)	Includes 1,281 shares of common stock. Does not include 1,830 shares underlying currently unvested RSUs granted under our 2021 equity incentive plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2023, with respect to all of our equity compensation plans in effect on that date:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	82,917	39.75	27,403

Equity Compensation Plans Not Approved by Stockholders	–	–	–

Total	82,917	39.75	27,403

_______________

(1)	Consists of stock options granted under the Clip Interactive, LLC 2013 Equity Incentive Plan, as amended and the Auddia Inc. 2021 Equity Incentive Plan, as amended. We ceased granting awards under the 2013 Plan upon the implementation of the 2021 Plan described below.

The Company’s 2021 Equity Incentive Plan became effective upon the completion of the IPO in February 2021 and serves as the successor equity incentive plan to the 2013 Plan.

The 2021 Equity Incentive Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2022 and ending in 2030 equal to the lesser of (a) five percent (5%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors. On January 1, 2023 and 2024, the Company had an additional 25,310 and 39,893 shares added to the 2021 Equity Incentive Plan, respectively, pursuant to the evergreen provision.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

The following is a description of transactions or series of transactions since January 1, 2022 to which we were or will be a party, in which:

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

On November 14, 2022, we entered into a secured bridge note financing with Richard Minicozzi, who is a significant existing stockholder of the Company, and received $2,000,000 of gross proceeds in connection with this financing. The principal amount of the secured note is $2,200,000. The secured note had a 10% interest rate and maturity on May 31, 2023. The secured note is secured by a lien on substantially all of the Company’s assets. At maturity, Mr. Minicozzi has the option to convert any original issue discount and accrued but unpaid interest into shares of our common stock. In connection with the secured note financing, we issued Mr. Minicozzi 12,000 common stock warrants with a five-year term and a fixed $52.50 per share exercise price.

On April 17, 2023, we entered into an additional Secured Bridge Note (“New Note”) financing with Mr. Minicozzi. We received $750,000 of gross proceeds from the New Note financing. The New Note was issued with a principal amount of $825,000, 10% interest rate and a maturity date on July 31, 2023. The New Note is secured by a lien on substantially all of our assets. At maturity of the New Note, Mr. Minicozzi, has the option to convert any original issue discount and accrued but unpaid interest into shares of our common stock at a fixed conversion price of $0.61 per share.

In connection with the New Note financing, we issued 26,000 common stock warrants to Mr. Minicozzi with a five-year term and a fixed $15.25 per share exercise price, from which 13,000 of these common stock warrants are exercisable immediately. The remaining 13,000 common stock warrants would only become exercisable if the maturity date of the New Note is extended in accordance with the terms of the New Note. As of July 31, 2023, we extended the maturity date of the New Note to November 30, 2023. Upon the July 31, 2023 extension, the interest rate on the New Note increased to 20% from 10%, and the remaining portion of the 13,000 common stock warrants became exercisable. The accredited investor did not exercise the common stock warrants as of December 31, 2023 or subsequent to December 31, 2023 and as of the date of this filing.

Further, in connection with the New Note financing, we agreed with Mr. Minicozzi to make certain amendments to the Prior Note financing. Specifically, we agreed with Mr. Minicozzi to cancel the 12,000 common stock warrants issued as part of the prior financing and, in lieu of the cancelled warrants, we issued to Mr. Minicozzi common stock warrants for 24,000 common shares with an exercise price of $15.25 per common share and a five-year term. From the newly issued 24,000 common stock warrants, 12,000 common stock warrants were exercisable immediately, while the other 12,000 common stock warrants became exercisable at the time of extension of the maturity date of the Prior Note during May of 2023.

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

We are currently in discussions with Mr. Minicozzi regarding an agreement where (i) the Company would agree to repay the $2.75 million principal of the bridge financing out of the proceeds of a next round financing, and (ii) the accrued interest and original issue discount on the bridge financing would be converted into equity securities.

Item 14.	Principal Accountant Fees and Services

The firm of Haynie & Company, independent registered public accounting firm, has been selected by the audit committee as auditors for Auddia Inc. (“Auddia”) for the fiscal year ending December 31, 2023. The firm of Daszkal Bolton LLP, independent registered public accounting firm, was previously selected by the audit committee as auditors for Auddia for the fiscal year ending December 31, 2022. CohnReznick LLP was engaged as the Company's independent registered public accounting firm on May 15, 2023 through August 25, 2023.

The audit committee is solely responsible for selecting Auddia’s independent registered public accounting firm and has appointed Haynie & Company as auditors for Auddia for the fiscal year ending December 31, 2023. Stockholder approval is not required to appoint Haynie & Company as Auddia’s independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees

The following is a summary and description of fees incurred by Haynie & Company for the year ended December 31, 2023:

2023
Audit fees (1)	$72,000
Tax fees	–
All other fees (2)	83,000
Total fees	$155,000

________________________

(1)	Audit fees consist of fees for the audit of our 2023 annual financial statements and the review of our 2023 interim financial statements.
(2)	All other fees are comprised of expenses related to work performed on potential acquisition targets and S-1 filings.

The following is a summary and description of fees incurred by Daszkal Bolton LLP for the years ended December 31, 2023 and 2022:

	2023	2022
Audit fees (1)	$58,000	$102,500
Tax fees	–	–
All other fees	–	–
Total fees	$58,000	$102,500

________________________

(1)	Audit fees consist of fees for the audit of our 2022 annual financial statements and the review of our interim 2023 financial statements.
(2)	On March 8, 2023, Daszkal Bolton LLP completed a business combination with CohnReznick LLP. Fees incurred by CohnReznick LLP for the year ended December 31, 2023 were $34,000, which is included in the $58,000 amount above.

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

(a) 1. Financial Statements

For a list of the financial statements included herein, see Index to the Financial Statements on page 42 of this Annual Report, incorporated into this Item by reference.

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

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Certificate of Designation of Series A Preferred Stock filed November 13, 2023	8-K	11-16-2023	3.1
3.3		Certificate of Amendment to the Certificate of Incorporation of the Company dated February 23, 2024	8-K	02-27-2024	3.1
3.4		Bylaws of the Company	8-K	02-22-2021	3.2
3.5		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
3.6		Form of Series A Warrant	S-1/A	02-05-2021	3.6
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities	10-K	03-31-2021	4.3
10.1	#	Employment Agreement of Michael T. Lawless	S-1	01-10-2020	10.1
10.2	#	Employment Agreement of Peter Shoebridge	S-1	01-10-2020	10.2
10.3	#	Form of Auddia Inc. 2020 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.4		Collateral and Security Agreement with Related Party (Minicozzi)	S-1/A	01-28-2020	10.4
10.5		Form of Amendment to Collateral and Security Agreement with Related Party	S-1/A	10-08-2020	10.5
10.6		Form of Convertible Promissory Note	S-1/A	01-28-2020	10.6
10.7		Business Loan Agreement and Guaranty of Related Party with Bank of the West	S-1/A	01-28-2020	10.7
10.8	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.9		Form of Bridge Note	S-1/A	10-22-2020	10.9
10.10		Form of Warrant Agent Agreement	S-1/A	02-05-2021	10.10
10.11		Amendment to Bridge Note	S-1/A	10-22-2020	10.14
10.12		Amended Business Loan Agreement with Bank of the West	10-K	03-31-2021	10.15
10.13	#	First Amendment to 2020 Equity Incentive Plan	S-8	08-10-2021	99.2
10.14	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.3

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

10.15	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.4
10.16	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	S-8	08-10-2021	99.5
10.17	#	Clip Interactive, LLC 2013 Equity Incentive Plan	S-8	08-10-2021	99.6
10.18	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan	S-8	08-10-2021	99.7
10.19	#	Executive Officer Employment Agreement for Michael Lawless dated October 13, 2021	8-K	10-15-2021	10.1
10.20	#	Executive Officer Employment Agreement for Peter Shoebridge dated October 13, 2021	8-K	10-15-2021	10.2
10.21	#	Executive Officer Employment Agreement for Brian Hoff dated October 13, 2021	8-K	10-15-2021	10.3
10.22	#	Executive Officer Employment Agreement for Timothy Ackerman effective as of February 6, 2023	8-K	02-16-2023	10.1
10.23		Secured Promissory Bridge Note dated November 14, 2022	8-K	11-14-2022	10.1
10.24		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.25		Security Agreement dated November 14, 2022	8-K	11-14-2022	10.3
10.26		Common Stock Purchase Agreement, dated November 14, 2022, by and between Auddia Inc. and White Lion Capital LLC	8-K	11-14-2022	10.4
10.27		Secured Promissory Bridge Note dated November 14, 2022	8-K	11-14-2022	10.1
10.28		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.29		Security Agreement dated November 14, 2022	8-K	11-14-2022	10.3
10.30		Common Stock Purchase Agreement, dated November 14, 2022, by and between Auddia Inc. and White Lion Capital LLC	8-K	11-14-2022	10.4
10.31		Secured Promissory Bridge Note dated April 17, 2023	8-K	04-21-2023	10.1
10.32		Common Stock Warrant for 600,000 shares dated April 17, 2023	8-K	04-21-2023	10.2
10.33		Common Stock Warrant for 650,000 shares dated April 17, 2023	8-K	04-21-2023	10.3
10.34		Form of Private Placement Agreement	8-K	06-14-23	1.1
10.35		Form of Securities Purchase Agreement dated June 13, 2023 between Auddia Inc. and the Investors named therein	8-K	06-14-23	10.1
10.36		Common Stock Purchase Agreement, dated as of November 6, 2023, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-06-23	10.1
10.37		Registration Rights Agreement, dated as of November 6, 2023, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-06-23	10.2

10.38	#	Employment Agreement, effective as of November 27, 2023, between Auddia Inc. and John E. Mahoney	8-K	12-18-2023	10.1
10.39		Series A Preferred Securities Purchase Agreement dated November 11, 2023 between Auddia Inc. and Jeffrey Thramann	8-K	11-16-2023	10.1
23.1		Consent of Daszkal Bolton LLP, Independent Registered Public Accounting Firm				X
23.2		Consent of Haynie and Company, Independent Registered Public Accounting Firm				X
24.1		Power of Attorney (Included on Signature Page)
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1		Auddia Clawback Policy				X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace

Item 16.	Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDDIA INC.

By:	/s/ Michael Lawless
Michael Lawless President, Chief Executive Officer and Director

By:	/s/ John Mahoney
John Mahoney Chief Financial Officer

Date:  April 1, 2024

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose individual signature appears below hereby authorizes and appoints each of Michael Lawless and John Mahoney, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of April, 2024.

/s/ Jeffery Thamann, M.D.	Executive Chairman and Director
Jeffrey Thramann, M.D.

/s/ Michael Lawless	President, Chief Executive Officer and Director
Michael Lawless	(Principal Executive Officer)

/s/ John Mahoney	Chief Financial Officer
John Mahoney	(Principal Financial and Accounting Officer)

/s/ Stephen Deitsch	Director
Stephen Deitsch

/s/ Timothy Hanlon	Director
Timothy Hanlon

/s/ Thomas Birch	Director
Thomas Birch

