Form 10-Q
period 2024-03-31
AUDDIA INC.
filed 2024-05-14
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, there were 2,794,196 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

AUDDIA INC.

2024 QUARTERLY REPORT ON FORM 10-Q

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

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	the sufficiency of our existing cash to meet our working capital and capital expenditure needs over the next 12 months and our need to raise additional capital;
•	our ability to generate revenue from new software services;
•	our limited operating history;
•	our ability to maintain proper and effective internal financial controls;
•	our ability to continue to operate as a going concern;
•	changes in laws, government regulations and policies and interpretations thereof;
•	our ability to obtain and maintain protection for our intellectual property;
•	the risk of errors, failures or bugs in our platform or products;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to manage our rapid growth and organizational change effectively;
•	the possibility of security vulnerabilities, cyberattacks and network disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions;
•	our compliance with data privacy laws and regulations;
•	our ability to develop and maintain our brand cost-effectively; and
•	the other factors set forth elsewhere in this Quarterly Report and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Auddia Inc.

Condensed Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,732,538	$804,556
Accounts receivable, net	435	494
Prepaid insurance	25,423	28,993
Other current assets	7,150	7,150
Total current assets	2,765,546	841,193

Non-current assets:
Property and equipment, net of accumulated depreciation	11,605	18,099
Intangible assets, net of accumulated amortization	3,613	3,947
Software development costs, net of accumulated amortization	3,144,405	3,347,935
Operating lease right of use asset	94,246	–
Deferred offering costs	125,855	170,259
Prepaids and other non-current assets	79,754	21,615
Total non-current assets	3,459,478	3,561,855
Total assets	$6,225,024	$4,403,048

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,111,329	$911,664
Notes payable to related party, net of debt issuance costs	3,025,000	3,025,000
Current portion of operating lease liability	21,492	–
Stock awards liability	45,964	45,964
Total current liabilities	4,203,785	3,982,628
Non-current operating lease liability	72,754	–
Total liabilities	4,276,539	3,982,628

Commitments and contingencies (Note 5)

Shareholders' equity:
Preferred stock - $0.001 par value, 10,000,000 authorized and 0 shares issued and outstanding	–	–
Common stock - $0.001 par value, 100,000,000 authorized and 2,194,196 and 854,162 shares issued and outstanding March 31, 2024 and December 31, 2023, respectively	2,194	854
Additional paid-in capital	84,696,949	80,962,896
Accumulated deficit	(82,750,658)	(80,543,330)
Total shareholders' equity	1,948,485	420,420
Total liabilities and shareholders' equity	$6,225,024	$4,403,048

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$–	$–

Operating expenses:
Direct cost of services	48,173	42,301
Sales and marketing	146,395	225,118
Research and development	165,507	210,126
General and administrative	1,210,799	926,826
Depreciation and amortization	483,746	443,035
Total operating expenses	2,054,620	1,847,406
Loss from operations	(2,054,620)	(1,847,406)

Other (expense) income:
Interest expense	(152,708)	(307,906)
Total other expense	(152,708)	(307,906)
Loss before income taxes	(2,207,328)	(2,155,312)
Provision for income taxes	–	–
Net loss	$(2,207,328)	$(2,155,312)

Net loss per share attributable to common stockholders
Basic and diluted	$(1.98)	$(4.23)

Weighted average common shares outstanding
Basic and diluted	1,113,945	510,026

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Changes in Shareholders’ Equity

for the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, December 31, 2023	854,162	$854	$80,962,896	$(80,543,330)	$420,420
Issuance of common shares, net of costs	1,340,034	1,340	3,605,168	–	3,606,508
Offering costs	–	–	(44,404)	–	(44,404)
Share-based compensation	–	–	173,289	–	173,289
Net loss	–	–	–	(2,207,328)	(2,207,328)
Balance, March 31, 2024	2,194,196	$2,194	$84,696,949	$(82,750,658)	$1,948,485

	Common Stock
	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, December 31, 2022	506,198	$506	$75,585,411	$(71,735,834)	$3,850,083
Exercise of restricted stock units	7,830	8	42,789	–	42,797
Share-based compensation	–	–	357,680	–	357,680
Net loss	–	–	–	(2,155,312)	(2,155,312)
Balance, March 31, 2023	514,028	$514	$75,985,880	$(73,891,146)	$2,095,248

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,207,328)	$(2,155,312)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance charge associated with debt issuance cost	–	250,941
Depreciation and amortization	483,746	443,035
Share-based compensation expense	173,289	357,680
Change in assets and liabilities:
Accounts receivable	59	(160)
Prepaid insurance	3,569	(52,200)
Prepaids and other non-current assets	(58,138)	(59,043)
Operating lease right of use asset	(94,246)	–
Accounts payable and accrued liabilities	199,665	141,818
Lease liabilities	94,246	–
Net cash used in operating activities	(1,405,138)	(1,073,241)

Cash flows from investing activities:
Software capitalization	(273,388)	(270,574)
Net cash used in investing activities	(273,388)	(270,574)

Cash flows from financing activities:
Net settlement of share-based compensation liability	–	(78,580)
Proceeds from issuance of common shares	3,606,508	–
Net cash provided by financing activities	3,606,508	(78,580)

Net decrease in cash and cash equivalents	1,927,982	(1,422,395)

Cash and cash equivalents, beginning of year	804,556	1,661,434

Cash and cash equivalents, end of period	$2,732,538	$239,039

Supplemental disclosures of cash flow information:
Cash paid for Interest	$1,045	$1,012

Supplemental disclosures of non-cash activity:
Reclassification of deferred offering cost	$44,404	$–

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

Interim Financial Information

The condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. The condensed balance sheet as of December 31, 2023 has been derived from the financial statements included in the Company’s annual report on Form 10-K. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The results for any interim period are not necessarily indicative of results for any future period. The Company recorded all adjustments necessary for a fair statement of the results for the interim period and all such adjustments are of a normal recurring nature.

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

All stock amounts have been retrospectively adjusted to account for the reverse stock split. The reverse stock split applies to the Company’s outstanding warrants, stock options and restricted stock units. The number of shares of common stock into which these outstanding securities are convertible or exercisable were adjusted proportionately as a result of the reverse stock split. The exercise prices of any outstanding warrants or stock options were also proportionately adjusted in accordance with the terms of those securities and the Company’s equity incentive plans.

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

The condensed financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to valuation of capital stock, warrants and options to purchase shares of the Company’s common stock, and the estimated recoverability and amortization period for capitalized software development costs. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

Going Concern

The Company had cash and cash equivalents of $2,732,538 as of March 31, 2024. The Company will need additional funding to complete the development of the full product line and scale products with a demonstrated market fit. The Company raised an additional $3.56 million in April 2024 and paid down $2.75 million in current debt due. Management has plans to secure such additional funding. If the Company is unable to raise capital when needed or on acceptable terms, the Company will be forced to delay, reduce, or eliminate technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management has plans to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, such as the White Lion equity line of credit (refer to Note 7) and additional future financing agreements. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s current level of cash is not sufficient to execute the business plan. For the foreseeable future, the Company will incur significant operating expenses, capital expenditures and working capital funding that will deplete cash on hand during the third quarter of 2024.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had cash equivalents of approximately $3,100 as of March 31, 2024 and December 31, 2023.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. As of March 31, 2024, the Company had approximately $2.5 million in excess of federally insured limits. As of December 31, 2023, the Company had approximately $0.6 million in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

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

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are considered impaired and expensed during the period of such determination. The Company determined that no such impairments were required during the three months ended March 31, 2024 and 2023. Software development costs of $273,388 and $270,574 were capitalized for the three months ended March 31, 2024 and 2023, respectively. Amortization of capitalized software development costs was $476,918 and $436,425 for the three months ended March 31, 2024, and 2023, respectively and is included in depreciation and amortization expense in the Company’s condensed statement of operations.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not have an impact on net loss as previously reported.

Note 2 – Property & Equipment, Intangible Assets, and Software Development Costs

Property and equipment and software development costs consisted of the following as of:

	March 31, 2024	December 31, 2023

Computers and equipment	$102,348	$102,348
Furniture	7,263	7,263
Accumulated depreciation	(98,006)	(91,512)
Total property and equipment, net	$11,605	$18,099

Domain name	$3,947	$3,947
Accumulated amortization	(334)	–
Total intangible assets, net	$3,613	$3,947

Software development costs	$7,928,594	$7,655,206
Accumulated amortization	(4,784,190)	(4,307,271)
Total software development costs, net	$3,144,405	$3,347,935

The Company recognized depreciation expense of $6,494 and $6,610 for the three months ended March 31, 2024 and 2023, respectively related to property and equipment, amortization expense of $334 and $0 for the three months ended March 31, 2024 and 2023 related to intangible assets, and amortization expense of $476,918 and $436,425 for the three months ended March 31, 2024 and 2023, respectively related to software development costs.

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	March 31, 2024	December 31, 2023

Accounts payable and accrued liabilities	$478,882	$424,510
Credit cards payable	11,131	16,975
Accrued interest	621,316	470,179
	$1,111,329	$911,664

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

As of March 31, 2024 and December 31, 2023, the balance of the Prior Note, net of debt issuance costs, was $2,200,000. Interest expense related to the Prior Note, including interest incurred, amortization of the debt discount, and the warrant amortization for the three months ended March 31, 2024 and 2023 was $110,000 and $305,941, respectively. As of March 31, 2024 and December 31, 2023, the balance of the New Note issued in April 2023, net of debt issuance costs, was $825,000. Interest expense related to the New Note, including interest incurred, amortization of the debt discount, and the warrant amortization for the three months ended March 31, 2024 was $41,137.

On April 9, 2024, the Company and the investor entered into an Amendment and Waiver Agreement relating to the Notes (see Note 9).

Note 5 – Commitments and Contingencies

Operating Lease

On March 25, 2024, the Company entered into a new 37-month operating lease commencing on April 1, 2024 with two separate two year renewal options. The monthly base rent for months two through 14 is $2,456, increasing to $3,070 for months 15 through 26, and ending at $3,684 for months 27 through 37. Rent expense, as part of general and administrative expenses in the condensed statement of operations, was $22,480 for the three months ended March 31, 2024, which related to a temporary month-to-month lease the Company entered into until a long-term space was identified. Rent expense was $12,053 for the three months ended March 31, 2023 under the former lease that terminated in December 2023.

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company. There are no active litigations as of the date the financial statements were issued. However, a pre-IPO investor has contacted the Company claiming damages caused by alleged acts and omissions arising from a private financing by the Company. No complaint has been filed by the investor. The alleged damages asserted by the investor are less than approximately $300,000. The outcome of the complaint was neither probable or estimable as of the date the financial statements were issued, therefore, no accrual has been made.

NASDAQ Deficiencies

The Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share. As previously reported in the Current Report on Form 8-K filed on November 28, 2023, the Company received a written notice from Nasdaq indicating that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing. As a result, the Nasdaq staff determined to delist the Company’s Common Stock from Nasdaq, unless the Company timely requests an appeal of the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The hearing with the Panel occurred on January 18, 2024.

On November 21, 2023, the Company received a written notice from Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Requirement”). In the Company’s quarterly report on Form 10-Q for the period ended September 30, 2023, the Company reported stockholders’ equity of $2,415,012, and, as a result, did not satisfy Listing Rule 5550(b)(1). Nasdaq’s November written notice had no immediate impact on the listing of our common stock. The hearing with the Panel occurred on January 18, 2024, and addressed all outstanding listing compliance matters, including compliance with the Stockholders’ Equity Notice as well as compliance with the Bid Price Requirement.

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

On April 16, 2024, the Company received a letter from Nasdaq granting an exception to the Exchange’s listing rules until May 20, 2024, to demonstrate compliance with Listing Rule 5550(b)(1) (the “Equity Rule”).

The Company intends to consider all options to regain and maintain compliance with all Nasdaq continued listing requirements.

The Company’s receipt of these Nasdaq letters does not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission.

Note 6 – Share-based Issuances

Stock Options

The following table presents the activity for stock options outstanding:

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2023	84,895	$47.79
Granted	–	–
Forfeited/canceled	–	–
Exercised	–	–
Outstanding – March 31, 2024	84,895	$47.79

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2022	66,527	$61.25
Granted	6,008	28.00
Forfeited/canceled	(100)	44.75
Exercised	–	–
Outstanding – March 31, 2023	72,435	$58.50

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding**			Options Exercisable**
Exercise Prices	Number	Price	Life*	Number	Price*
$67.56	893	$67.56	0.25	893	$67.56
$72.39	2,131	$72.54	3.61	2,131	$72.39
$106.50	6,853	$106.50	5.23	6,853	$106.50
$69.75	30,891	$69.75	6.73	27,191	$69.75
$44.75	7,850	$44.75	7.46	4,475	$44.75
$30.25	15,577	$30.25	8.45	14,247	$30.25
$9.90	2,000	$9.90	9.19	–	$9.90
$6.25	18,700	$6.25	9.71	–	$6.25
Total – March 31, 2024	84,895			55,790

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.
**	The Company’s options summarized above have been retroactively restated for the effect of the 25-for-1 reverse stock split.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2023	11,490	$59.36
Granted	–	–
Forfeited/canceled	–	–
Vested/issued	–	–
Outstanding – March 31, 2024	11,490	$59.36

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2022	22,554	$53.50
Granted	1,500	31.00
Forfeited/canceled	–	–
Vested/issued	(11,564)	47.00
Outstanding – March 31, 2023	12,490	$57.00

The Company recognized share-based compensation expense related to stock options and restricted stock units of $173,289 and $357,680 for the three months ended March 31, 2024 and 2023, respectively. The remaining unvested share-based compensation expense of $535,010 is expected to be recognized over the next 45 months.

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

The White Lion Purchase Agreement prohibits the Company from issuing and selling any shares of common stock to White Lion to the extent such shares, when aggregated with all other shares of our common stock then beneficially owned by White Lion, would cause White Lion’s beneficial ownership of common stock to exceed 9.99% (the “Beneficial Ownership Cap”).

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

In February and March 2024, the Company closed on seven sales of Common Stock under the White Lion Purchase Agreement. As a result, the Company issued an aggregate of 1,340,000 common shares and received aggregate proceeds of approximately $3.6 million.

Warrants

The following table presents the activity for warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2023	217,448	$96.00
Granted	–	–
Forfeited/cancelled/restored	–	–
Exercised	–	–
Outstanding – March 31, 2024	217,448	$96.00

Note 8 – Leases

The Company leases certain office space under operating leases for use in operations. The Company recognizes operating lease expense on a straight-line basis over the lease term. Management determines if an arrangement is a lease at contract inception. Lease and non-lease components are accounted for as a single component for all leases. Operating lease right to use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term, which includes optional renewal periods if the Company determines it is reasonably certain that the option will be exercised. As the operating lease does not provide an implicit rate, the discount rate used in the present value calculation represents the incremental borrowing rate determined using information available at the commencement date. For the three months ended March 31, 2024 and 2023, the Company recorded operating lease expense of zero as the lease commences on April 1, 2024. At March 31, 2024, weighted-average remaining lease term and discount rate were as follows:

March 31, 2024
Weighted-average remaining lease term	4.0 years
Weighted-average discount rate	8.6%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2024:

Years Ended December 31,
2024	$19,647
2025	33,768
2026	41,135
2027	14,735
Less imputed interest	(15,039)
Total	$94,246

Note 9 – Subsequent Events

Notes Payable to Related Party

As previously disclosed in Note 4, in November 2022 and April 2023, the Company entered into secured bridge note (“Bridge Notes”) financings with one accredited investor who is a significant existing stockholder of the Company. The Company received $2.75 million of gross proceeds in connection with the Bridge Note financings. The Bridge Notes are currently due. In connection with the issuance of the Bridge Notes, the Holder also holds 50,000 common stock warrants with a current exercise price of $15.25 per share.

On April 9, 2024, the Company and the investor entered into an Amendment and Waiver Agreement relating to the Bridge Notes.

Principal Repayment

The Company agreed to pay $2.75 million in cash to the Investor in repayment of the principal of the Bridge Notes (exclusive of the $275,000 of original issue discount on the Bridge Notes) shortly after the closing by the Company of one or more equity financings with total gross proceeds to the Company of not less than $6,000,000.

On April 26, 2024, the Company repaid $2.75 million of principal on its Secured Bridge Notes.

Equity Conversion

Effective April 9, 2024, the Investor converted $911,384 (the “Rollover Amount”) which is equal to the (i) unpaid accrued interest on the Bridge Notes plus (ii) the original issue discount (“OID”) on the Bridge Notes, into equity securities of the Company (the “Rollover Securities”).

The Rollover Securities consist of (i) 463,337 prefunded common stock warrants with a per share exercise price of $0.001 per share (the “Prefunded Warrants”) and (ii) 463,337 non-prefunded warrants (the “Non-Prefunded Warrants”) with a per share exercise price equal to $1.967. As of the date and time of the Amendment and Waiver Agreement, the Nasdaq Minimum Price (as defined in the applicable Nasdaq listing rules) for the Company’s common stock was $1.966.

The number of Prefunded Warrants was determined by dividing the Rollover Amount by $1.967. The number of Non-Prefunded Warrants is equal to the number of Prefunded Warrants (i.e. 100% warrant coverage). The Non-Prefunded Warrants have a price adjustment provision which will adjust the exercise price downward in the event that the Company issues equity securities in the future at an effective per share price below the then current exercise price. In order to assure compliance with applicable Nasdaq rules, the Non-Prefunded Warrants shall not be exercisable for six months following the date of issue.

Fee Warrants

The Company issued to the Investor 50,000 new common stock warrants with a five-year term as a loan extension fee (“Fee Warrants”). The exercise price of these additional Fee Warrants is $1.967. The Fee Warrants have a price adjustment provision which will adjust the exercise price downward in the event that the Company issues equity securities in the future at an effective per share price below the then current exercise price. In order to assure compliance with applicable Nasdaq rules, the Fee Warrants shall not be exercisable for six months following the date of issue.

Repricing of Existing Warrants

The Company agreed to adjust the exercise price of the Investor’s Existing Warrants from $15.25 (after adjustment for the recent reverse stock) to $1.967 per share.

Ownership and Exercise Limitations

The Investor will not be able to receive shares upon exercise of any of the foregoing securities, unless prior stockholder approval is obtained, if (i) the number of shares to be issued would exceed 20% of the Company’s outstanding number of shares at a discount to the applicable Nasdaq Minimum Price or (ii) the number of shares to be issued would result in in a Change of Control within the meaning of Nasdaq Rule 5635(b).

$2.3 Million Convertible Preferred Stock and Warrants Financing

On April 23, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock and warrants financing. The Company has received $2,314,000 of gross proceeds in connection with the closing of this financing.

At the closing, the Company issued 2,314 shares of Series B convertible preferred stock (“Series B Preferred Stock”) at a purchase price of $1,000 per share of Series B Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at an initial conversion price (“Conversion Price”) of $1.851 per share of Common Stock. The Company also issued warrants (“Warrants”) exercisable for 1,250,137 shares of Common Stock with a five year term and an initial exercise price of $1.851 per share.

The proceeds of this financing, together with other available cash resources, will be used to repay outstanding debt and for general corporate purposes.

The Company believes that the closing of this financing, together with other recent financing activities, will bring the Company back into compliance with the Nasdaq stockholders’ equity requirement for continued listing on the Nasdaq Capital Market.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 1, 2024. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2023, to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

Auddia has also developed a differentiated podcasting capability with ad-reduction features and also provides a unique suite of tools that helps podcasters create additional digital content for their podcast episodes as well as plan their episodes, build their brand, and monetize their content with new content distribution channels. This podcasting feature also gives users the ability to go deeper into the stories through supplemental, digital content, and eventually comment and contribute their own content to episode feeds. The combination of AM/FM streaming and podcasting, with Auddia’s unique, technology-driven differentiators, addresses large and rapidly growing audiences.

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

With podcasting growing and predicted to grow at a rapid rate, the Vodacast podcast platform was conceptualized to fill a void in the emerging audio media space. The platform was built to become the preferred podcasting solution for podcasters by enabling them to deliver digital content feeds that match the audio of their podcast episodes, and by enabling podcasters to make additional revenue from new digital advertising channels, subscription channels, on-demand fees for exclusive content, and through direct donations from their listeners. Throughout 2023 and early 2024, Auddia has been migrating their podcasting capabilities into the flagship faidr app with the intention to sunset the Vodacast platform and instead bring the advanced podcasting functionality that was found on Vodacast into faidr as part of the overall strategy to build a single audio Superapp. This includes Auddia’s new podcast ad-reduction technology.

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

We have funded our operations with proceeds from the February 2021 IPO, Series A warrants exercised in July 2021 and common share issuance during June of 2023. We also obtained debt financing through a related party during November 2022 and April 2023. In addition, we sold common shares during April 2023, June 2023, and the first quarter of 2024 pursuant to our equity line facility. Since our inception, we have incurred significant operating losses. As of March 31, 2024, we had an accumulated deficit of $82,750,658. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2024, we had cash and cash equivalents of $2,732,538. The Company secured approximately $3.6 million in additional financing in February and March 2024. We will need additional funding to fund our debt, complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. However, if we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

The Company incurred $301,097 in costs related to evaluating potential acquisitions during the three months ended March 31, 2024..

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

On April 16, 2024, the Company received a letter from Nasdaq granting an exception to the Exchange’s listing rules until May 20, 2024, to demonstrate compliance with Listing Rule 5550(b)(1) (the “Equity Rule”.)

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

Impact of Inflation

We have recently experienced higher costs across our business as a result of inflation, including higher costs related to employee compensation and outside services. We expect inflation to continue to have a negative impact throughout 2024, and it is uncertain whether we will be able to offset the impact of inflationary pressures in the near term.

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

Results of operations

Comparison of the three months ended March 31, 2024

The following table summarizes our results of operations:

	Three Months Ended
	March 31, 2024	March 31, 2023	Change $	Change %
Revenue	$–	$–	–	0.0%

Operating expenses:
Direct cost of services	48,173	42,301	5,872	13.9%
Sales and marketing	146,395	225,118	(78,723)	-35.0%
Research and development	165,507	210,126	(44,619)	-21.2%
General and administrative	1,210,799	926,826	283,973	30.6%
Depreciation and amortization	483,746	443,035	40,711	9.2%
Total operating expenses	2,054,620	1,847,406	207,214	11.2%
Loss from operations	(2,054,620)	(1,847,406)	(207,214)	11.2%

Other (expense) income:
Interest expense	(152,708)	(307,906)	155,198	-50.4%
Total other expense	(152,708)	(307,906)	155,198	-50.4%
Loss before income taxes	(2,207,328)	(2,155,312)	(52,016)	2.4%
Provision for income taxes	–	–	–	0.0%
Net loss	$(2,207,328)	$(2,155,312)	(52,016)	2.4%

Revenue

Total revenues for the three months ended March 31, 2024 and 2023 were $0 as we continue to develop and enhance our faidr and podcasting Apps to establish new revenue streams.

Direct cost of services

Direct Cost of Services increased $5,872 or 13.9% from $42,301 for the three months ended March 31, 2023, compared to $48,173 for the three months ended March 31, 2024. This increase was primarily the result of an increase in music service costs.

Sales and marketing

Sales and marketing expenses decreased by $78,723 or 35.0% from $225,118 for the three months ended March 31, 2023 to $146,395 for the three months ended March 31, 2024, which was primarily attributed to reduced marketing promotion costs associated with the national launch of the faidr app. We expect our sales and marketing expenses to fluctuate period by period as we release new upgrades and enhancements within our Apps and look to generate revenue through customer acquisition, retention, and subscription conversion.

Research and development

Research and development expenses decreased by $44,619 or 21.2% from $210,126 for the three months ended March 31, 2023, to $165,507 for the three months ended March 31, 2024, which was primarily due to lower consulting fees.

General and administrative

General and administrative expenses increased by $283,973 or 30.6%, from $926,826 for the three months ended March 31, 2023, compared to $1,210,799 for the three months ended March 31, 2024. The increase was primarily driven by a $276,097 increase in accounting and legal fees related to the evaluation of potential acquisitions and additional regulatory filings that occurred during the three months ended March 31, 2024..

Depreciation and amortization

Depreciation and amortization expenses increased by $40,711 or 9.2%, from $443,035 for the three months ended March 31, 2023, compared to $483,746 for the three months ended March 31, 2024. The increase is entirely related to the increased amortization of our faidr and podcasting Apps.

Other income (expense), net

Total other expenses decreased by $155,198, from $307,906 for the three months ended March 31, 2023, to $152,708 for the three months ended March 31, 2024. The interest expense for the three months ended March 31, 2024 includes the interest component on the notes payable, while the interest expense for the three months ended March 31, 2023 includes both the interest expense and amortization of the original debt discount. The discount was fully amortized in 2023.

Liquidity and capital resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our faidr and podcasting Apps. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $2,732,538 and $804,556, respectively. We have a deficit in working capital in the amount of approximately $1.4 million as of March 31, 2024. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months as we continue to develop and market our products. The Company secured $3.56 million of additional financing in April 2024, which enabled us to pay down $2.75 million in connection with the Secured Bridge Notes and will only be sufficient to fund our current operating plans into the third quarter of 2024. The Company has based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

On April 9, 2024, the Company and the investor entered into an Amendment and Waiver Agreement relating to the Bridge Notes (refer to Note 8 of the condensed unaudited financial statements for additional information regarding the amendment to the secured bridge notes).

On April 26, 2024, the Companay repaid $2.75 million of principal in connection with the Secured Bridge Notes.

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

Through March 31, 2024, we sold 1,340,000 shares to White Lion for total proceeds of $3,606,508. Through the date of this report, we have sold 1,940,000 shares to White Lion for total proceeds of $4,852,508. We currently have effective registration statements that registers for resale by White Lion up to 5,165,263 shares of common stock that we may issue to White Lion under the Equity Line Purchase Agreement. After White Lion has acquired shares under the Equity Line Purchase Agreement, it may sell all, some or none of those shares. Sales to White Lion by us pursuant to the Equity Line Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock.

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

The following table summarizes the statements of cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(1,405,138)	$(1,073,241)
Investing activities	(273,388)	(270,574)
Financing activities	3,606,508	(78,580)
Change in cash	$1,927,982	$(1,422,394)

Operating activities

Cash used in operating activities for the three months ended March 31, 2024 was ($1,405,138), primarily resulting from our net loss of ($2,207,328) and change in working capital of $145,155 primarily related to an increase in accounts payable and accrued liabilities, offset by non-cash charges of $657,035 related to depreciation and amortization and share based compensation expense. Cash used in operating activities for both periods consisted of personnel-related expenditures, marketing and promotion costs, and public company administrative support costs such as legal and other professional support services.

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

Investing activities

Cash flows used in investing activities for the three months ended March 31, 2024 was $273,388, consisting entirely of capitalization of software development expenses.

Cash flows used in investing activities for the three months ended March 31, 2023 was $270,574, consisting entirely of capitalization of software development expenses.

Financing activities

Cash flows generated in financing activities for the three months ended March 31, 2024 was $3,606,508 and related entirely to cash proceeds from the issuance of common shares of $3,606,508.

Cash flows used in financing activities for the three months ended March 31, 2023, was $78,580 related to cash paid by us related to the net-share settlement of vested restricted stock units during the quarter.

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $82,750,658 and $80,543,330 as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $2,732,538 and $804,556, respectively. Our cash is comprised primarily of demand deposit accounts and money market funds. We secured $3.56 million of additional financing in April 2024, which enabled us to pay down $2.75 million in connection with the Secured Bridge Notes and will only be sufficient to fund our current operating plans into the third quarter of 2024. We have based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development, and marketing and promotion of faidr. In addition, we expect to continue to incur additional costs associated with operating as a public company, including legal, accounting, investor relations and other expenses. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, progress, results, and costs related to the market acceptance of our products;
•	the ability to attract podcasters and content creators to faidr and retain listeners on the platform;
•	the costs, timing, and ability to continue to develop our technology;
•	effectively addressing any competing technological and market developments; and
•	avoiding and defending against intellectual property infringement, misappropriation and other claims.

Contractual Obligations

The following table summarizes our contractual obligations not on our Balance Sheet as of March 31, 2024, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease commitments:
Office lease (1)	$109,285	$27,014	$78,587	$3,684	$–
Total operating lease commitments	$109,285	$27,014	$78,587	$3,684	$–

(1)	Represents minimum payments due for the lease of office space.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

Management has been actively engaged in remediating the material weaknesses discussed in our Form 10-K for the period ended December 31, 2023 filed with SEC on April 1, 2024. The following remedial actions have been taken during the quarter ended March 31, 2024:

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

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2024.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated or otherwise had in effect a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Certificate of Designation of Series A Preferred Stock filed November 13, 2023	8-K	11-16-2023	3.1
3.3		Certificate of Amendment to the Certificate of Incorporation of the Company dated February 23, 2024	8-K	02-27-2024	3.1
3.4		Series B Convertible Preferred Stock Certificate of Designations dated April 23, 2024	8-K	04-29-2024	3.1
3.5		Bylaws of the Company	8-K	02-22-2021	3.2
3.6		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
3.7		Form of IPO Series A Warrant	S-1/A	02-05-2021	3.6
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of IPO Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities	10-K	03-31-2021	4.3
10.1	#	Employment Agreement of Michael T. Lawless	S-1	01-10-2020	10.1
10.2	#	Employment Agreement of Peter Shoebridge	S-1	01-10-2020	10.2
10.3	#	Form of Auddia Inc. 2020 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.4		Collateral and Security Agreement with Related Party (Minicozzi)	S-1/A	01-28-2020	10.4
10.5		Form of Amendment to Collateral and Security Agreement with Related Party	S-1/A	10-08-2020	10.5
10.6		Form of Convertible Promissory Note	S-1/A	01-28-2020	10.6
10.7		Business Loan Agreement and Guaranty of Related Party with Bank of the West	S-1/A	01-28-2020	10.7
10.8	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.9		Form of Bridge Note	S-1/A	10-22-2020	10.9
10.10		Form of IPO Series A Warrant Agent Agreement	S-1/A	02-05-2021	10.10
10.11		Amendment to Bridge Note	S-1/A	10-22-2020	10.14
10.12		Amended Business Loan Agreement with Bank of the West	10-K	03-31-2021	10.15
10.13	#	First Amendment to 2020 Equity Incentive Plan	S-8	08-10-2021	99.2
10.14	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.3
10.15	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.4
10.16	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	S-8	08-10-2021	99.5
10.17	#	Clip Interactive, LLC 2013 Equity Incentive Plan	S-8	08-10-2021	99.6
10.18	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan	S-8	08-10-2021	99.7

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

10.19	#	Executive Officer Employment Agreement for Michael Lawless dated October 13, 2021	8-K	10-15-2021	10.1
10.20	#	Executive Officer Employment Agreement for Peter Shoebridge dated October 13, 2021	8-K	10-15-2021	10.2
10.21	#	Executive Officer Employment Agreement for Brian Hoff dated October 13, 2021	8-K	10-15-2021	10.3
10.22	#	Executive Officer Employment Agreement for Timothy Ackerman effective as of February 6, 2023	8-K	02-16-2023	10.1
10.23		Secured Promissory Bridge Note dated November 14, 2022	8-K	11-14-2022	10.1
10.24		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.25		Security Agreement dated November 14, 2022	8-K	11-14-2022	10.3
10.26		Common Stock Purchase Agreement, dated November 14, 2022, by and between Auddia Inc. and White Lion Capital LLC	8-K	11-14-2022	10.4
10.27		Secured Promissory Bridge Note dated November 14, 2022	8-K	11-14-2022	10.1
10.28		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.29		Security Agreement dated November 14, 2022	8-K	11-14-2022	10.3
10.30		Common Stock Purchase Agreement, dated November 14, 2022, by and between Auddia Inc. and White Lion Capital LLC	8-K	11-14-2022	10.4
10.31		Secured Promissory Bridge Note dated April 17, 2023	8-K	04-21-2023	10.1
10.32		Common Stock Warrant for 600,000 shares dated April 17, 2023	8-K	04-21-2023	10.2
10.33		Common Stock Warrant for 650,000 shares dated April 17, 2023	8-K	04-21-2023	10.3
10.34		Form of 2023 Placement Agency Agreement	8-K	06-14-23	1.1
10.35		Form of Securities Purchase Agreement dated June 13, 2023 between Auddia Inc. and the Investors named therein	8-K	06-14-23	10.1
10.36		Common Stock Purchase Agreement, dated as of November 6, 2023, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-06-23	10.1
10.37		Registration Rights Agreement, dated as of November 6, 2023, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-06-23	10.2

10.38	#	Employment Agreement, effective as of November 27, 2023, between Auddia Inc. and John E. Mahoney	8-K	12-18-2023	10.1
10.39		Series A Preferred Securities Purchase Agreement dated November 11, 2023 between Auddia Inc. and Jeffrey Thramann	8-K	11-16-2023	10.1
10.40		Amendment and Waiver dated April 9, 2024 Relating to Senior Secured Bridge Notes	8-K	04-15-2024	10.1
10.41		Form of Securities Purchase Agreement dated April 23, 2024				X
10.42		Form of Common Stock Warrant dated April 23, 2024	8-K	04-29-2024	10.2
10.43		Form of Registration Rights Agreement dated April 23, 2024	8-K	04-29-2024	10.3
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1		Auddia Clawback Policy	10-K	04-01-2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDDIA INC.

By:	/s/ Michael Lawless
Michael Lawless President, Chief Executive Officer, Director

By:	/s/ John Mahoney
John Mahoney Chief Financial Officer

Date:  May 14, 2024

