Form 10-Q
period 2024-06-30
AUDDIA INC.
filed 2024-08-07
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, there were 2,794,196 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Auddia Inc.

Condensed Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,882,205	$804,556
Accounts receivable, net	358	494
Prepaid assets	121,101	50,608
Other current assets	17,189	7,150
Total current assets	2,020,853	862,808

Non-current assets:
Property and equipment, net of accumulated depreciation	13,838	18,099
Intangible assets, net of accumulated amortization	3,279	3,947
Software development costs, net of accumulated amortization	2,912,855	3,347,935
Operating lease right of use asset	88,397	–
Deferred offering costs	101,328	170,259
Total non-current assets	3,119,697	3,540,240
Total assets	$5,140,550	$4,403,048

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$313,266	$911,664
Notes payable to related party, net of debt issuance costs	–	3,025,000
Current portion of operating lease liability	23,621	–
Stock awards liability	26,276	45,964
Total current liabilities	363,163	3,982,628
Non-current operating lease liability	68,825	–
Total liabilities	431,988	3,982,628

Commitments and contingencies (Note 5)

Shareholders' equity:
Series B Preferred stock - $0.001 par value, 3,000 authorized and 2,314 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	–
Common stock - $0.001 par value, 100,000,000 authorized and 2,794,196 and 854,162 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,794	854
Additional paid-in capital	89,759,849	80,962,896
Accumulated deficit	(85,054,083)	(80,543,330)
Total shareholders' equity	4,708,562	420,420
Total liabilities and shareholders' equity	$5,140,550	$4,403,048

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$–	$–	$–	$–

Operating expenses:
Direct cost of services	50,227	45,038	98,400	87,339
Sales and marketing	216,868	223,760	363,263	448,879
Research and development	159,588	180,363	325,095	390,489
General and administrative	734,325	892,510	1,945,124	1,819,336
Depreciation and amortization	493,382	442,618	977,128	885,653
Total operating expenses	1,654,390	1,784,290	3,709,010	3,631,696
Loss from operations	(1,654,390)	(1,784,290)	(3,709,010)	(3,631,696)

Other expense:
Interest expense	(16,647)	(538,572)	(169,355)	(846,478)
Change in fair value of warrants	(632,388)	–	(632,388)	–
Total other expense	(649,035)	(538,572)	(801,743)	(846,478)
Loss before income taxes	(2,303,425)	(2,322,862)	(4,510,753)	(4,478,174)
Provision for income taxes	–	–	–	–
Net loss	$(2,303,425)	$(2,322,862)	$(4,510,753)	$(4,478,174)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.86)	$(3.78)	$(2.38)	$(7.96)

Weighted average common shares outstanding
Basic and diluted	2,677,712	614,092	1,891,556	562,346

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Changes in Stockholders’ Equity

for the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, December 31, 2023	–	$–	854,162	$854	$80,962,896	$(80,543,330)	$420,420
Issuance of common shares, net of costs	–	–	1,340,034	1,340	3,605,168	–	3,606,508
Offering costs	–	–	–	–	(44,404)	–	(44,404)
Share-based compensation	–	–	–	–	173,289	–	173,289
Net loss	–	–	–	–	–	(2,207,328)	(2,207,328)
Balance, March 31, 2024	–	–	2,194,196	2,194	84,696,949	(82,750,658)	1,948,485
Issuance of common shares, net of costs	–	–	600,000	600	1,245,400	–	1,246,000
Issuance of Series B preferred stock and warrants	2,314	2	–	–	2,238,573	–	2,238,575
Conversion of debt to equity	–	–	–	–	1,543,772	–	1,543,772
Offering costs	–	–	–	–	(97,333)	–	(97,333)
Share-based compensation	–	–	–	–	132,488	–	132,488
Net loss	–	–	–	–	–	(2,303,425)	(2,303,425)
Balance, June 30, 2024	2,314	$2	2,794,196	$2,794	$89,759,849	$(85,054,083)	$4,708,562

	Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, December 31, 2022	–	$–	506,198	$506	$75,585,411	$(71,735,834)	$3,850,083
Exercise of restricted stock units and warrants	–	–	7,830	8	42,789	–	42,797
Share-based compensation	–	–	–	–	357,680	–	357,680
Net loss	–	–	–	–	–	(2,155,312)	(2,155,312)
Balance, March 31, 2023	–	–	514,028	514	75,985,880	(73,891,146)	2,095,248
Issuance of common shares, net of costs	–	–	283,861	284	3,963,600	–	3,963,884
Issuance of warrants	–	–	–	–	383,004	–	383,004
Share-based compensation	–	–	–	–	224,856	–	224,856
Reclassification of share-based compensation liability	–	–	–	–	(12,352)	–	(12,352)
Net loss	–	–	–	–	–	(2,322,862)	(2,322,862)
Balance, June 30, 2023	–	$–	797,888	$798	$80,544,988	$(76,214,008)	$4,331,778

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,510,753)	$(4,478,174)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance charge associated with debt issuance cost	–	695,947
Depreciation and amortization	977,128	885,653
Share-based compensation expense	305,777	582,536
Change in fair value of warrants	632,388	–
Amortization of right of use asset	6,914	–
Change in assets and liabilities:
Accounts receivable	136	(234)
Prepaid assets	(70,493)	(65,286)
Other current assets	(10,039)	–
Accounts payable and accrued liabilities	37,986	164,830
Lease liabilities	(2,865)	–
Net cash used in operating activities	(2,633,821)	(2,214,728)

Cash flows from investing activities:
Purchase of property and equipment	(8,518)	–
Software capitalization	(528,602)	(529,503)
Net cash used in investing activities	(537,120)	(529,503)

Cash flows from financing activities:
Offering costs	(72,807)	–
Net settlement of share-based compensation liability	(19,686)	(78,580)
Proceeds from related party debt, net of original issue discount	–	750,000
Repayments of related party debt	(2,750,000)	–
Proceeds from issuance of preferred shares, net of issuance costs	2,238,575	–
Proceeds from issuance of common shares, net of issuance costs	4,852,508	4,016,521
Net cash provided by financing activities	4,248,590	4,687,941

Net increase in cash	1,077,649	1,943,710

Cash, beginning of year	804,556	1,661,434

Cash and restricted cash, end of period	$1,882,205	$3,605,144

Supplemental disclosures of cash flow information:
Cash paid for Interest	$1,045	$4,460
Cash paid for taxes	$–	$–

Supplemental disclosures of non-cash activity:
Reclassification of deferred offering cost	$68,931	$52,637
Original issue discount and issuance of warrants on related party debt	$–	$458,004
Issuance of warrants in connection with related party debt	$911,384	$–
Right of use asset and assumption of operating lease liability	$95,311	$–

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

Going Concern

The Company had cash and cash equivalents of $1,882,205 as of June 30, 2024. The Company will need additional funding to complete the development of the full product line and scale products with a demonstrated market fit. The Company raised an additional $7.1 million during 2024 and paid down $2.75 million in Secured Bridge Notes. Management has plans to secure such additional funding. If the Company is unable to raise capital when needed or on acceptable terms, the Company will be forced to delay, reduce, or eliminate technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management has plans to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, such as the White Lion equity line of credit (refer to Note 7) and additional future financing agreements. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s current level of cash is not sufficient to execute the business plan. For the foreseeable future, the Company will incur significant operating expenses, capital expenditures and working capital funding that will deplete cash on hand during the fourth quarter of 2024.

Cash and Cash Equivalents

The Company had cash on hand of $1,879,187 and $801,448 as of June 30, 2024 and December 31, 2023, respectively.

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had cash equivalents of $3,018 and $3,108 as of June 30, 2024 and December 31, 2023, respectively.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. As of June 30, 2024, the Company had approximately $1.6 million in excess of federally insured limits. As of December 31, 2023, the Company had approximately $0.6 million in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

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

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are considered impaired and expensed during the period of such determination. The Company determined that no such impairments were required during the three and six months ended June 30, 2024 and 2023. Software development costs of $255,214 and $258,929 were capitalized for the three months ended June 30, 2024 and 2023, respectively. Software development costs of $528,602 and $529,503 were capitalized for the six months ended June 30, 2024 and 2023, respectively. Amortization of capitalized software development costs was $486,764 and $436,425 for the three months ended June 30, 2024, and 2023, respectively and $963,682 and $872,850 for the six months ended June 30, 2024 and 2023, respectively, and is included in depreciation and amortization expense in the Company’s condensed statement of operations.

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

Warrants

The Company account for warrants as equity-classified instruments, based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

In connection with the amendment to the Secured Bridge Notes (see Note 4), the Company converted $911,384, consisting of accrued interest and the original issue discount on the Bridge Notes, into equity securities. As a result of the conversion, the Company recognized a change in the fair value of warrants in the amount of $632,388 during the three and six months ended June 30, 2024.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not have an impact on net loss as previously reported.

Note 2 – Property & Equipment, Intangible Assets, and Software Development Costs

Property and equipment and software development costs consisted of the following as of:

	June 30, 2024	December 31, 2023

Computers and equipment	$106,870	$102,348
Furniture	11,258	7,263
Accumulated depreciation	(104,290)	(91,512)
Total property and equipment, net	$13,838	$18,099

Domain name	$3,947	$3,947
Accumulated amortization	(668)	–
Total intangible assets, net	$3,279	$3,947

Software development costs	$8,183,809	$7,655,206
Accumulated amortization	(5,270,954)	(4,307,271)
Total software development costs, net	$2,912,855	$3,347,935

The Company recognized depreciation expense of $6,284 and $6,193 for the three months ended June 30, 2024 and 2023, respectively related to property and equipment, amortization expense of $334 and $0 for the three months ended June 30, 2024 and 2023, respectively related to intangible assets, and amortization expense of $486,764 and $436,425 for the three months ended June 30, 2024 and 2023, respectively related to software development costs. The Company recognized depreciation expense of $12,778 and $12,803 for the six months ended June 30, 2024 and 2023, respectively related to property and equipment, amortization expense of $668 and $0 for the six months ended June 30, 2024 and 2023, respectively related to intangible assets, and amortization expense of $963,682 and $872,850 for the six months ended June 30, 2024 and 2023, respectively related to software development costs.

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30, 2024	December 31, 2023

Accounts payable and accrued liabilities	$304,587	$424,510
Credit cards payable	8,679	16,975
Accrued interest	–	470,179
	$313,266	$911,664

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

As of June 30, 2024 and December 31, 2023, the balance of the Prior Note, net of debt issuance costs, was $0 and $2,200,000, respectively. Interest expense related to the Prior Note, including interest incurred, amortization of the debt discount, and the warrant amortization for the three months ended June 30, 2024 and 2023 was $11,000 and $261,861, respectively. Interest expense related to the Prior Note, including interest incurred, amortization of the debt discount, and the warrant amortization for the six months ended June 30, 2024 and 2023 was $121,000 and $261,861, respectively. As of June 30, 2024 and December 31, 2023, the balance of the New Note issued in April 2023, net of debt issuance costs, was $0 and $825,000 respectively. Interest expense related to the New Note, including interest incurred, amortization of the debt discount, and the warrant amortization for the three months ended June 30, 2024 and 2023 was $4,068 and $273,204. Interest expense related to the New Note, including interest incurred, amortization of the debt discount, and the warrant amortization for the six months ended June 30, 2024 and 2023 was $45,205 and $273,204.

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

The Non-Prefunded Warrants and Fee Warrants had a total valuation of $811,402 and the Prefunded Warrants had a valuation of $732,370. As a result, the Company recorded $911,384 as a non-cash charge in connection with the issuance of warrants related to the Secured Bridge Notes and a change in the fair value of warrants of $632,388, which is included in other expense in the accompanying statements of operations. All Warrants were classified as equity as they were indexed to the Company’s shares in accordance with ASC 815-40.

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

Note 5 – Commitments and Contingencies

Operating Lease

On March 25, 2024, the Company entered into a new 37-month operating lease commencing on April 1, 2024 with two separate two year renewal options. The monthly base rent for months two through 14 is $2,456, increasing to $3,070 for months 15 through 26, and ending at $3,684 for months 27 through 37. Rent expense, as part of general and administrative expenses in the condensed statement of operations, was $8,960 and $13,760 for the three and six months ended June 30, 2024, respectively, which consisted of the new lease and a temporary month-to-month lease the Company entered into until a long-term space was identified. Rent expense was $25,385 and $37,438 for the three and six months ended June 30, 2023, respectively, under the former lease that terminated in December 2023.

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

On May 24, 2024, the Company received a letter from Nasdaq indicating that the Company has regained compliance with the equity requirement in Listing rule 5550(b) (1) (the Equity Rule”.) The Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of the letter in accordance with application of Listing Rule 5815(d)(4)(B).

The Company’s receipt of these Nasdaq letters does not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission.

Note 6 – Share-based Issuances

Stock Options

The following table presents the activity for stock options outstanding:

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2023	84,895	$47.79
Granted	–	–
Forfeited/canceled	(847)	59.48
Exercised	–	–
Outstanding – June 30, 2024	84,048	$47.68

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2022	66,527	$61.25
Granted	8,008	23.50
Forfeited/canceled	(7,958)	37.50
Exercised	–	–
Outstanding – June 30, 2023	66,577	$59.50

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding**			Options Exercisable**
Exercise Prices	Number	Price	Life*	Number	Price*
$67.56	346	$67.56	0.25	346	$67.56
$72.39	2,131	$72.54	3.36	2,131	$72.39
$106.50	6,853	$106.50	4.98	6,853	$106.50
$69.75	30,891	$69.75	6.48	29,041	$69.75
$44.75	7,550	$44.75	6.89	4,475	$44.75
$30.25	15,577	$30.25	8.20	14,247	$30.25
$9.90	2,000	$9.90	8.94	500	$9.90
$6.25	18,700	$6.25	9.46	–	$6.25
Total – June 30, 2024	84,048			57,593

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.
**	The Company’s options summarized above have been retroactively restated for the effect of the 25-for-1 reverse stock split.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2023	11,490	$59.36
Granted	–	–
Forfeited/canceled	–	–
Vested/issued	–	–
Outstanding – June 30, 2024	11,490	$59.36

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2022	22,554	$53.50
Granted	1,500	31.00
Forfeited/canceled	(4,734)	45.75
Vested/issued	(7,830)	45.75
Outstanding – June 30, 2023	11,490	$59.25

The Company recognized share-based compensation expense related to stock options and restricted stock units of $132,488 and $224,856 for the three months ended June 30, 2024 and 2023, respectively, and $305,777 and $582,536 for the six months ended June 30, 2024 and 2023, respectively. The remaining unvested share-based compensation expense of $414,721 is expected to be recognized over the next 42 months.

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

During the six months ended June 30, 2024, the Company closed on several sales of Common Stock under the White Lion Purchase Agreement. As a result, the Company issued an aggregate of 1,940,000 common shares and received aggregate proceeds of approximately $4.9 million.

$2.3 Million Convertible Preferred Stock and Warrants Financing

On April 23, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock and warrants financing. The Company received $2,314,000 of gross proceeds in connection with the closing of this financing.

At the closing, the Company issued 2,314 shares of Series B convertible preferred stock (“Series B Preferred Stock”) at a purchase price of $1,000 per share of Series B Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at an initial conversion price (“Conversion Price”) of $1.851 per share of Common Stock. The Company also issued warrants (“Warrants”) exercisable for 1,250,137 shares of Common Stock with a five-year term and an initial exercise price of $1.851 per share.

The proceeds of this financing, together with other available cash resources, were used to repay outstanding debt and for general corporate purposes.

Warrants

The following table presents the activity for warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2023	216,884	$96.00
Granted	2,226,811	1.85
Forfeited/cancelled/restored	(14,154)	–
Exercised	–	–
Outstanding – June 30, 2024	2,429,541	$15.00

Note 8 – Leases under ASC 842

The Company leases certain office space under operating leases for use in operations. The Company recognizes operating lease expense on a straight-line basis over the lease term. Management determines if an arrangement is a lease at contract inception. Lease and non-lease components are accounted for as a single component for all leases. Operating lease right to use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term, which includes optional renewal periods if the Company determines it is reasonably certain that the option will be exercised. As the operating lease does not provide an implicit rate, the discount rate used in the present value calculation represents the incremental borrowing rate determined using information available at the commencement date. For the three and six months ended June 30, 2024, the Company recorded operating lease expense of $8,960 and $8,960, respectively, which is included in general and administrative expenses in the Company’s accompanying condensed statements of operations. As of June 30, 2024, weighted-average remaining lease term and discount rate were as follows:

June 30, 2024
Weighted-average remaining lease term	4.8 years
Weighted-average discount rate	8.6%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2024:

Years Ended December 31,
2024	$14,735
2025	34,382
2026	41,749
2027	14,735
Less imputed interest	(13,155)
Total	$92,446

Note 9 – Subsequent Events

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

The Company is leveraging this technology platform within its premium AM/FM radio listening experience through the faidr App. The faidr App is intended to be downloaded by consumers who will pay a subscription fee in order to listen to any streaming AM/FM radio station and podcasts, all with commercial interruptions removed from the listening experience, in addition to the faidrRadio exclusive content offerings. Advanced features will allow consumers to skip any content heard on the station and request audio content on-demand. We believe the faidr App represents a significant differentiated audio streaming product, or Superapp, that will be the first to come to market since the emergence of popular streaming music apps such as Pandora, Spotify, Apple Music, Amazon Music, etc. We believe that the most significant point of differentiation is that in addition to ad-free AM/FM streaming and ad-reduced podcasts, the faidr App is intended to deliver non-music content that includes local sports, news, weather, traffic and the discovery of new music alongside exclusive programming. No other audio streaming app available today, including category leaders like TuneIn, iHeart, and Audacy, can compete with faidr’s full product offerings.

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

We have funded our operations with proceeds from the February 2021 IPO, Series A warrants exercised in July 2021 and common share issuance during June of 2023. We obtained debt financing through a related party during November 2022 and April 2023. We sold common shares during April 2023, June 2023, and during the first and second quarters of 2024 pursuant to our equity line facility. Lastly, we entered into a securities purchase agreement with accredited investors for convertible preferred stock and warrants financing. Since our inception, we have incurred significant operating losses. As of June 30, 2024, we had an accumulated deficit of $85,054,083. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2024, we had cash and cash equivalents of $1,882,205. The Company secured approximately $7.1 million in additional financing during 2024. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. However, if we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

We incurred $370,228 in costs related to evaluating potential acquisitions during the six months ended June 30, 2024.

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

On May 24, 2024, we received a letter from Nasdaq indicating that we had regained compliance with the equity requirement in Listing rule 5550(b) (1) (the Equity Rule”.) We will be subject to a Mandatory Panel Monitor for a period of one year from the date of the letter in accordance with application of Listing Rule 5815(d)(4)(B).

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

Results of operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations:

	Three Months Ended
	June 30, 2024	June 30, 2023	Change $	Change %
Revenue	$–	$–	–	0.0%

Operating expenses:
Direct cost of services	50,227	45,038	5,189	11.5%
Sales and marketing	216,868	223,760	(6,892)	(3.1%	)
Research and development	159,588	180,363	(20,775)	(11.5%	)
General and administrative	734,325	892,510	(158,185)	(17.7%	)
Depreciation and amortization	493,382	442,618	50,764	11.5%
Total operating expenses	1,654,390	1,784,289	(129,899)	(7.3%	)
Loss from operations	(1,654,390)	(1,784,289)	129,899	(7.3%	)

Other expense:
Interest expense	(16,647)	(538,572)	521,925	(96.9%	)
Change in fair value of warrants	(632,388)	–	(632,388)	100.0%
Total other expense	(649,035)	(538,572)	(110,463)	20.5%
Loss before income taxes	(2,303,425)	(2,322,861)	19,436	(0.8%	)
Provision for income taxes	–	–	–	0.0%
Net loss	$(2,303,425)	$(2,322,861)	19,436	(0.8%	)

Revenue

Total revenues for the three months ended June 30, 2024 and 2023 were $0 as we continue to develop and enhance our faidr and podcasting Apps to establish new revenue streams.

Direct cost of services

Direct cost of services increased $5,189 or 11.5% from $45,038 for the three months ended June 30, 2023 compared to $50,227 for the three months ended June 30, 2024. This increase was primarily the result of an increase in hosting costs and music service costs.

Sales and marketing

Sales and marketing expenses decreased by $6,892 or (3.1%) from $223,760 for the three months ended June 30, 2023 to $216,868 for the three months ended June 30, 2024, which was primarily attributed to reduced marketing promotion costs associated with the national launch of the faidr app. We expect our sales and marketing expenses to fluctuate period by period as we release new upgrades and enhancements within our Apps and look to generate revenue through customer acquisition, retention, and subscription conversion.

Research and development

Research and development expenses decreased by $20,775 or (11.5%) from $180,363 for the three months ended June 30, 2023 to $159,588 for the three months ended June 30, 2024, which was primarily due to lower salary, consulting and content creator fees.

General and administrative

General and administrative expenses decreased by $158,185 or (17.7%) from $892,510 for the three months ended June 30, 2023 compared to $734,325 for the three months ended June 30, 2024. The decrease was primarily driven by lower stock compensation expense, partially offset by an increase in salary expense and professional fees to support compliance requirements related to recent equity funding.

Depreciation and amortization

Depreciation and amortization expenses increased by $50,764 or 11.5% from $442,618 for the three months ended June 30, 2023 compared to $493,382 for the three months ended June 30, 2024. The increase is entirely related to the increased amortization of our faidr and podcasting Apps.

Other expense, net

Total other expenses increased by $110,463 or 20.5% from $538,572 for the three months ended June 30, 2023 to $649,035 for the three months ended June 30, 2024. Interest expense decreased by $521,925 due to the repayment of notes payable to related party in April 2024. Interest expense was offset by $632,388 due to the change in the fair value of the notes payable converted to equity.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations:

	Six Months Ended
	June 30, 2024	June 30, 2023	Change $	Change %
Revenue	$–	$–	–	0.0%

Operating expenses:
Direct cost of services	98,400	87,339	11,061	12.7%
Sales and marketing	363,263	448,879	(85,616)	(19.1%	)
Research and development	325,095	390,489	(65,394)	(16.7%	)
General and administrative	1,945,124	1,819,336	125,788	6.9%
Depreciation and amortization	977,128	885,653	91,475	10.3%
Total operating expenses	3,709,010	3,631,696	77,314	2.1%
Loss from operations	(3,709,010)	(3,631,696)	(77,314)	2.1%

Other expense:
Interest expense	(169,355)	(846,478)	677,123	(80.0%	)
Change in fair value of warrants	(632,388)	–	(632,388)	100.0%
Total other expense	(801,743)	(846,478)	44,735	(5.3%	)
Loss before income taxes	(4,510,753)	(4,478,174)	(32,579)	0.7%
Provision for income taxes	–	–	–	0.0%
Net loss	$(4,510,753)	$(4,478,174)	(32,579)	0.7%

Revenue

Total revenues for the six months ended June 30, 2024 and 2023 were $0 as we continue to develop and enhance our faidr and podcasting Apps to establish new revenue streams.

Direct cost of services

Direct cost of services increased $11,061 or 12.7% from $87,339 for the six months ended June 30, 2023 compared to $98,400 for the six months ended June 30, 2024. This increase was primarily the result of an increase in hosting costs and data subscription fees.

Sales and marketing

Sales and marketing expenses decreased by $85,616 or (19.1%) from 448,879 for the six months ended June 30, 2023 to $363,263 for the six months ended June 30, 2024, which was primarily attributed to reduced marketing promotion costs associated with the national launch of the faidr app. We expect our sales and marketing expenses to fluctuate period by period as we release new upgrades and enhancements within our Apps and look to generate revenue through customer acquisition, retention, and subscription conversion.

Research and development

Research and development expenses decreased by $65,394 or (16.7%) from $390,489 for the six months ended June 30, 2023 to $325,095 for the three months ended June 30, 2024, which was primarily due to lower consulting fees.

General and administrative

General and administrative expenses increased by $125,788 or 6.9% from $1,819,336 for the six months ended June 30, 2023 compared to $1,945,124 for the six months ended June 30, 2024. The increase was primarily driven by an increase in salary expense and professional fees to support compliance requirements related to potential acquisitions, partially offset by lower stock compensation expense.

Depreciation and amortization

Depreciation and amortization expenses increased by $91,475 or 10.3% from $885,653 for the six months ended June 30, 2023 compared to $977,128 for the six months ended June 30, 2024. The increase is entirely related to the increased amortization of our faidr and podcasting Apps.

Other expense, net

Total other expenses decreased by $44,735 or 5.3% from $846,478 for the six months ended June 30, 2023 to $801,743 for the six months ended June 30, 2024. Interest expense decreased by $677,123 due to the repayment of notes payable to related party in April 2024. Interest expense was offset by $632,388 due to the change in the fair value of the notes payable converted to equity.

Liquidity and capital resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our faidr and podcasting Apps. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $1,882,205 and $804,556, respectively. We have working capital in the amount of approximately $1.7 million as of June 30, 2024. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months as we continue to develop and market our products. We secured $7.1 million of additional financing in 2024, which enabled us to pay down $2.75 million in connection with the Secured Bridge Notes and will only be sufficient to fund our current operating plans into the fourth quarter of 2024. The Company has based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

On April 9, 2024, we entered into an Amendment and Waiver Agreement with the Investor relating to the Bridge Notes.

We agreed to pay $2.75 million in cash to the Investor in repayment of the principal of the Bridge Notes (exclusive of the $275,000 of original issue discount on the Bridge Notes) shortly after the closing of one or more equity financings with total gross proceeds to us of not less than $6,000,000.

On April 26, 2024, we repaid $2.75 million of principal on our Secured Bridge Notes.

Effective April 9, 2024, the Investor converted $911,384, which is equal to the (i) unpaid accrued interest on the Bridge Notes plus (ii) the OID on the Bridge Notes, into equity securities.

The Rollover Securities consist of (i) 463,337 Prefunded Warrants with a per share exercise price of $0.001 per share and (ii) 463,337 Non-Prefunded Warrants with a per share exercise price equal to $1.967. As of the date and time of the Amendment and Waiver Agreement, the Nasdaq Minimum Price (as defined in the applicable Nasdaq listing rules) for our common stock was $1.966.

The number of Prefunded Warrants was determined by dividing the Rollover Amount by $1.967. The number of Non-Prefunded Warrants is equal to the number of Prefunded Warrants (i.e. 100% warrant coverage). The Non-Prefunded Warrants have a price adjustment provision which will adjust the exercise price downward in the event that we issue equity securities in the future at an effective per share price below the then current exercise price. In order to assure compliance with applicable Nasdaq rules, the Non-Prefunded Warrants shall not be exercisable for six months following the date of issue.

We issued to the Investor 50,000 Fee Warrants with a five-year term as a loan extension fee. The exercise price of these additional Fee Warrants is $1.967. The Fee Warrants have a price adjustment provision which will adjust the exercise price downward in the event that we issue equity securities in the future at an effective per share price below the then current exercise price. In order to assure compliance with applicable Nasdaq rules, the Fee Warrants shall not be exercisable for six months following the date of issue.

We agreed to adjust the exercise price of the Investor’s Existing Warrants from $15.25 (after adjustment for the recent reverse stock) to $1.967 per share.

The Investor will not be able to receive shares upon exercise of any of the foregoing securities, unless prior stockholder approval is obtained, if (i) the number of shares to be issued would exceed 20% of our outstanding number of shares at a discount to the applicable Nasdaq Minimum Price or (ii) the number of shares to be issued would result in in a Change of Control within the meaning of Nasdaq Rule 5635(b).

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

Through June 30, 2024, we have sold 1,940,000 shares to White Lion for total net proceeds of $4,852,508. We currently have effective registration statements that registers for resale by White Lion up to 5,165,263 shares of common stock that we may issue to White Lion under the Equity Line Purchase Agreement. After White Lion has acquired shares under the Equity Line Purchase Agreement, it may sell all, some or none of those shares. Sales to White Lion by us pursuant to the Equity Line Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock.

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

The following table summarizes the statements of cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(2,633,821)	$(2,214,728)
Investing activities	(537,120)	(529,503)
Financing activities	4,248,590	4,687,941
Change in cash	$1,077,649	$1,943,710

Operating activities

Cash used in operating activities for the six months ended June 30, 2024 was ($2,633,821), primarily resulting from our net loss of ($4,510,753) and change in working capital of $45,275, offset by non-cash charges of $1,922,207 related to depreciation and amortization, share based compensation expense, and the change in fair value of warrants. Cash used in operating activities for both periods consisted of personnel-related expenditures, marketing and promotion costs, and public company administrative support costs such as legal and other professional support services.

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

Investing activities

Cash flows used in investing activities for the six months ended June 30, 2024 were ($537,120), consisting of the capitalization of software development expenses and purchase of computer equipment.

Cash flows used in investing activities for the six months ended June 30, 2023 were ($529,503), consisting entirely of capitalization of software development expenses.

Financing activities

Cash flows generated in financing activities for the six months ended June 30, 2024 were $4,248,590, which consisted of cash proceeds from the issuance of common shares of $4,852,508 and cash proceeds from the issuance of preferred shares of $2,238,575. This was partially offset by the repayment of the note payable to related party of $2,750,000, payment of offering costs of $72,807 and net settlement of share-based compensation liability of $19,686.

Cash flows generated in financing activities for the six months ended June 30, 2023, were $4,687,941 and related primarily to cash proceeds from the issuance of common shares of $4,016,521 and proceeds from related party debt of $750,000.

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $85,054,083 and $80,543,330 as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $1,882,205 and $804,556, respectively. Our cash is comprised primarily of demand deposit accounts and money market funds. We secured $7.1 million of additional financing in 2024, which enabled us to pay down $2.75 million in connection with the Secured Bridge Notes and will only be sufficient to fund our current operating plans into the fourth quarter of 2024. We have based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2024, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease commitments:
Office lease (1)	$105,601	$30,698	$74,903	$–	$–
Total operating lease commitments	$105,601	$30,698	$74,903	$–	$–

(1)	Represents minimum payments due for the lease of office space.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective after taking remedial actions to address the material weaknesses in internal control over financial reporting reported in prior filings. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

Management has been actively engaged in remediating the material weaknesses discussed in our Form 10-K for the period ended December 31, 2023 filed with SEC on April 1, 2024. The following remedial actions have been taken during the six months ended June 30, 2024:

•	Completed the internal control documentation along with engaging outside consultants to assist in the design, implementation and documentation of internal controls to address the relevant risks;
•	Performed risk-based scoping activities to identify key business processes, and engaged an outside internal control specialist team to assist in designing, documenting, and implementing internal controls to address relevant risks;
•	Implemented the internal control procedures identified in the scoping and documentation processes;
•	Hired additional accounting resources with appropriate levels of experience, including a new Chief Financial Officer in 2023; and
•	Continue to engage outside consultants to ensure that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review.

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

We did not repurchase any of our equity securities during the quarter ended June 30, 2024.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated or otherwise had in effect a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Certificate of Designation of Series A Preferred Stock filed November 13, 2023	8-K	11-16-2023	3.1
3.3		Certificate of Amendment to the Certificate of Incorporation of the Company dated February 23, 2024	8-K	02-27-2024	3.1
3.4		Series B Convertible Preferred Stock Certificate of Designations dated April 23, 2024	8-K	04-29-2024	3.1
3.5		Bylaws of the Company	8-K	02-22-2021	3.2
3.6		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
3.7		Form of IPO Series A Warrant	S-1/A	02-05-2021	3.6
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of IPO Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities	10-K	03-31-2021	4.3
10.1	#	Employment Agreement of Michael T. Lawless	S-1	01-10-2020	10.1
10.2	#	Employment Agreement of Peter Shoebridge	S-1	01-10-2020	10.2
10.3	#	Form of Auddia Inc. 2020 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.4		Collateral and Security Agreement with Related Party (Minicozzi)	S-1/A	01-28-2020	10.4
10.5		Form of Amendment to Collateral and Security Agreement with Related Party	S-1/A	10-08-2020	10.5
10.6		Form of Convertible Promissory Note	S-1/A	01-28-2020	10.6
10.7		Business Loan Agreement and Guaranty of Related Party with Bank of the West	S-1/A	01-28-2020	10.7
10.8	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.9		Form of Bridge Note	S-1/A	10-22-2020	10.9
10.10		Form of IPO Series A Warrant Agent Agreement	S-1/A	02-05-2021	10.10
10.11		Amendment to Bridge Note	S-1/A	10-22-2020	10.14
10.12		Amended Business Loan Agreement with Bank of the West	10-K	03-31-2021	10.15
10.13	#	First Amendment to 2020 Equity Incentive Plan	S-8	08-10-2021	99.2
10.14	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.3
10.15	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.4
10.16	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	S-8	08-10-2021	99.5
10.17	#	Clip Interactive, LLC 2013 Equity Incentive Plan	S-8	08-10-2021	99.6
10.18	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan	S-8	08-10-2021	99.7
10.19	#	Executive Officer Employment Agreement for Michael Lawless dated October 13, 2021	8-K	10-15-2021	10.1
10.20	#	Executive Officer Employment Agreement for Peter Shoebridge dated October 13, 2021	8-K	10-15-2021	10.2

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

10.21	#	Executive Officer Employment Agreement for Brian Hoff dated October 13, 2021	8-K	10-15-2021	10.3
10.22	#	Executive Officer Employment Agreement for Timothy Ackerman effective as of February 6, 2023	8-K	02-16-2023	10.1
10.23		Secured Promissory Bridge Note dated November 14, 2022	8-K	11-14-2022	10.1
10.24		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.25		Security Agreement dated November 14, 2022	8-K	11-14-2022	10.3
10.26		Common Stock Purchase Agreement, dated November 14, 2022, by and between Auddia Inc. and White Lion Capital LLC	8-K	11-14-2022	10.4
10.27		Secured Promissory Bridge Note dated November 14, 2022	8-K	11-14-2022	10.1
10.28		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.29		Security Agreement dated November 14, 2022	8-K	11-14-2022	10.3
10.30		Common Stock Purchase Agreement, dated November 14, 2022, by and between Auddia Inc. and White Lion Capital LLC	8-K	11-14-2022	10.4
10.31		Secured Promissory Bridge Note dated April 17, 2023	8-K	04-21-2023	10.1
10.32		Common Stock Warrant for 600,000 shares dated April 17, 2023	8-K	04-21-2023	10.2
10.33		Common Stock Warrant for 650,000 shares dated April 17, 2023	8-K	04-21-2023	10.3
10.34		Form of 2023 Placement Agency Agreement	8-K	06-14-23	1.1
10.35		Form of Securities Purchase Agreement dated June 13, 2023 between Auddia Inc. and the Investors named therein	8-K	06-14-23	10.1
10.36		Common Stock Purchase Agreement, dated as of November 6, 2023, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-06-23	10.1
10.37		Registration Rights Agreement, dated as of November 6, 2023, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-06-23	10.2
10.38	#	Employment Agreement, effective as of November 27, 2023, between Auddia Inc. and John E. Mahoney	8-K	12-18-2023	10.1
10.39		Series A Preferred Securities Purchase Agreement dated November 11, 2023 between Auddia Inc. and Jeffrey Thramann	8-K	11-16-2023	10.1
10.40		Amendment and Waiver dated April 9, 2024 Relating to Senior Secured Bridge Notes	8-K	04-15-2024	10.1
10.41		Form of Securities Purchase Agreement dated April 23, 2024	10-Q	05-14-2024	10.41
10.42		Form of Common Stock Warrant dated April 23, 2024	8-K	04-29-2024	10.2
10.43		Form of Registration Rights Agreement dated April 23, 2024	8-K	04-29-2024	10.3
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1		Auddia Clawback Policy	10-K	04-01-2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDDIA INC.

By:	/s/ Michael Lawless
Michael Lawless President, Chief Executive Officer, Director

By:	/s/ John Mahoney
John Mahoney Chief Financial Officer

Date:  August 7, 2024

