Form 10-Q
period 2024-09-30
AUDDIA INC.
filed 2024-11-07
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, there were 5,673,675 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Auddia Inc.

Condensed Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,773,827	$804,556
Accounts receivable, net	292	494
Prepaid assets	63,823	50,608
Other current assets	10,039	7,150
Total current assets	3,847,981	862,808

Non-current assets:
Property and equipment, net of accumulated depreciation	14,228	18,099
Intangible assets, net of accumulated amortization	3,482	3,947
Software development costs, net of accumulated amortization	2,678,716	3,347,935
Operating lease right of use asset	81,386	–
Deferred offering costs	65,905	170,259
Total non-current assets	2,843,717	3,540,240
Total assets	$6,691,698	$4,403,048

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$441,726	$911,664
Notes payable to related party, net of debt issuance costs	–	3,025,000
Current portion of operating lease liability	23,374	–
Stock awards liability	26,276	45,964
Total current liabilities	491,376	3,982,628
Non-current operating lease liability	63,654	–
Total liabilities	555,030	3,982,628

Commitments and contingencies (Note 5)

Shareholders' equity:
Series B Preferred stock - $0.001 par value, 2,314 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	–
Common stock - $0.001 par value, 100,000,000 authorized and 5,673,675 and 854,162 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	5,674	854
Additional paid-in capital	93,237,155	80,962,896
Accumulated deficit	(87,106,163)	(80,543,330)
Total shareholders' equity	6,136,668	420,420
Total liabilities and shareholders' equity	$6,691,698	$4,403,048

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$–	$–	$–	$–

Operating expenses:
Direct cost of services	54,916	43,470	153,316	130,809
Sales and marketing	282,450	316,297	645,713	765,176
Research and development	233,085	227,133	558,180	617,622
General and administrative	881,439	777,496	2,826,563	2,596,831
Depreciation and amortization	495,960	465,166	1,473,088	1,350,820
Total operating expenses	1,947,850	1,829,562	5,656,860	5,461,258
Loss from operations	(1,947,850)	(1,829,562)	(5,656,860)	(5,461,258)

Other expense:
Interest expense	(1,578)	(286,920)	(170,933)	(1,133,398)
Change in fair value of warrants	–	–	(632,388)	–
Total other expense	(1,578)	(286,920)	(803,321)	(1,133,398)
Loss before income taxes	(1,949,428)	(2,116,482)	(6,460,181)	(6,594,656)
Provision for income taxes	–	–	–	–
Net loss	$(1,949,428)	$(2,116,482)	$(6,460,181)	$(6,594,656)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.50)	$(2.65)	$(2.51)	$(10.28)

Weighted average common shares outstanding
Basic and diluted	3,920,409	797,889	2,570,299	641,723

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Changes in Stockholders’ Equity

for the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, December 31, 2023	–	$–	854,162	$854	$80,962,896	$(80,543,330)	$420,420
Issuance of common shares, net of costs	–	–	1,340,034	1,340	3,605,168	–	3,606,508
Offering costs	–	–	–	–	(44,404)	–	(44,404)
Share-based compensation	–	–	–	–	173,289	–	173,289
Net loss	–	–	–	–	–	(2,207,328)	(2,207,328)
Balance, March 31, 2024	–	–	2,194,196	2,194	84,696,949	(82,750,658)	1,948,485
Issuance of common shares, net of costs	–	–	600,000	600	1,245,400	–	1,246,000
Issuance of Series B preferred stock and warrants	2,314	2	–	–	2,238,573	–	2,238,575
Conversion of debt to equity	–	–	–	–	1,543,772	–	1,543,772
Offering costs	–	–	–	–	(97,333)	–	(97,333)
Share-based compensation	–	–	–	–	132,488	–	132,488
Net loss	–	–	–	–	–	(2,303,425)	(2,303,425)
Balance, June 30, 2024	2,314	2	2,794,196	2,794	89,759,849	(85,054,083)	4,708,562
Issuance of common shares, net of costs	–	–	2,875,263	2,876	3,320,665	–	3,323,541
Issuance of restricted stock units	–	–	4,216	4	(4)	–	–
Capitalized dividends	–	–	–	–	102,652	(102,652)	–
Offering costs	–	–	–	–	(65,423)	–	(65,423)
Share-based compensation	–	–	–	–	119,416	–	119,416
Net loss	–	–	–	–	–	(1,949,428)	(1,949,428)
Balance, September 30, 2024	2,314	$2	5,673,675	$5,674	$93,237,155	$(87,106,163)	$6,136,668

	Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, December 31, 2022	–	$–	506,198	$506	$75,585,411	$(71,735,834)	$3,850,083
Exercise of restricted stock units and warrants	–	–	7,830	8	42,789	–	42,797
Share-based compensation	–	–	–	–	357,680	–	357,680
Net loss	–	–	–	–	–	(2,155,312)	(2,155,312)
Balance, March 31, 2023	–	–	514,028	514	75,985,880	(73,891,146)	2,095,248
Issuance of common shares, net of costs	–	–	283,861	284	3,963,600	–	3,963,884
Issuance of warrants	–	–	–	–	383,004	–	383,004
Share-based compensation	–	–	–	–	224,856	–	224,856
Revaluation of share-based compensation liability	–	–	–	–	(12,352)	–	(12,352)
Net loss	–	–	–	–	–	(2,322,862)	(2,322,862)
Balance, June 30, 2023	–	–	797,888	798	80,544,988	(76,214,008)	4,331,778
Share-based compensation	–	–	–	–	217,141	–	217,141
Revaluation of share-based compensation	–	–	–	–	(17,424)	–	(17,424)
Net loss	–	–	–	–	–	(2,116,482)	(2,116,482)
Balance, September 30, 2023	–	$–	797,888	$798	$80,744,705	$(78,330,490)	$2,415,013

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,460,181)	$(6,594,656)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance charge associated with debt issuance cost	–	850,688
Depreciation and amortization	1,473,089	1,350,820
Share-based compensation expense	425,193	799,677
Change in fair value of warrants	632,388	–
Amortization of ROU asset	13,925	–
Change in assets and liabilities:
Accounts receivable	203	(437)
Prepaid assets	(13,215)	(56,705)
Other current assets	(2,889)	4,390
Accounts payable and accrued liabilities	136,447	241,269
Lease liabilities	(8,284)	–
Net cash used in operating activities	(3,803,324)	(3,404,954)

Cash flows from investing activities:
Purchase of property and equipment	(12,199)	–
Software capitalization	(787,336)	(743,208)
Net cash used in investing activities	(799,535)	(743,208)

Cash flows from financing activities:
Offering costs in connection with the issuance of preferred shares	(72,807)	–
Net settlement of share-based compensation liability	(19,686)	(80,115)
Proceeds from related party debt, net of original issue discount	–	750,000
Repayments of related party debt	(2,750,000)	–
Proceeds from issuance of preferred shares, net of issuance costs	2,238,575	–
Proceeds from issuance of common shares, net of issuance costs	8,176,048	4,016,521
Net cash provided by financing activities	7,572,130	4,686,406

Net decrease in cash	2,969,271	538,244

Cash, beginning of year	804,556	1,661,434

Cash and restricted cash, end of period	$3,773,827	$2,199,678

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,045	$6,000
Cash paid for taxes	$–	$–

Supplemental disclosures of non-cash activity:
Reclassification of deferred offering costs	$134,354	$52,637
Capitalized dividends	$102,652	$–
Original issue discount and issuance of warrants on related party debt	$–	$458,004
Issuance of warrants in connection with related party notes	$911,384	$–
Right of use asset and assumption of operating lease liability	$95,311	$–

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

Going Concern

The Company had cash and cash equivalents of $3,773,827 as of September 30, 2024. The Company will need additional funding to complete the development of the full product line and scale products with a demonstrated market fit. The Company raised an additional $10.4 million during 2024 and paid down $2.75 million in Secured Bridge Notes and will only be sufficient to fund our current operating plans into the first quarter of 2025. Management has plans to secure such additional funding. If the Company is unable to raise capital when needed or on acceptable terms, the Company will be forced to delay, reduce, or eliminate technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management has plans to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, such as the White Lion equity line of credit (refer to Note 7) and additional future financing agreements. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s current level of cash is not sufficient to execute the business plan. For the foreseeable future, the Company will incur significant operating expenses, capital expenditures and working capital funding that will deplete cash on hand during the first quarter of 2025.

Cash and Cash Equivalents

The Company had cash on hand of $3,770,855 and $801,448 as of September 30, 2024 and December 31, 2023, respectively.

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had cash equivalents of $2,972 and $3,108 as of September 30, 2024 and December 31, 2023, respectively.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. As of September 30, 2024, the Company had approximately $3.5 million in excess of federally insured limits. As of December 31, 2023, the Company had approximately $0.6 million in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

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

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are considered impaired and expensed during the period of such determination. The Company determined that no such impairments were required during the three and nine months ended September 30, 2024 and 2023. Software development costs of $258,734 and $213,705 were capitalized for the three months ended September 30, 2024 and 2023, respectively. Software development costs of $787,336 and $743,208 were capitalized for the nine months ended September 30, 2024 and 2023, respectively. Amortization of capitalized software development costs was $492,872 and $458,973 for the three months ended September 30, 2024, and 2023, respectively and $1,456,554 and $1,331,823 for the nine months ended September 30, 2024 and 2023, respectively, and is included in depreciation and amortization expense in the Company’s condensed statement of operations.

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

In connection with the amendment to the Secured Bridge Notes (see Note 4), the Company converted $911,384, consisting of accrued interest and the original issue discount on the Bridge Notes, into equity securities. As a result of the conversion, the Company recognized a change in the fair value of warrants in the amount of $0 and $632,388 during the three and nine months ended September 30, 2024.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not have an impact on net loss as previously reported.

Note 2 – Property & Equipment, Intangible Assets, and Software Development Costs

Property and equipment and software development costs consisted of the following as of:

	September 30, 2024	December 31, 2023

Computers and equipment	$110,551	$102,348
Furniture	11,258	7,263
Accumulated depreciation	(107,581)	(91,512)
Total property and equipment, net	$14,228	$18,099

Domain name	$3,947	$3,947
Accumulated amortization	(465)	–
Total intangible assets, net	$3,482	$3,947

Software development costs	$8,442,542	$7,655,206
Accumulated amortization	(5,763,826)	(4,307,271)
Total software development costs, net	$2,678,716	$3,347,935

The Company recognized depreciation expense of $3,291 and $6,193 for the three months ended September 30, 2024 and 2023, respectively related to property and equipment, amortization expense of $202 and $0 for the three months ended September 30, 2024 and 2023, respectively related to intangible assets, and amortization expense of $492,872 and $458,973 for the three months ended September 30, 2024 and 2023, respectively related to software development costs. The Company recognized depreciation expense of $16,069 and $18,997 for the nine months ended September 30, 2024 and 2023, respectively related to property and equipment, amortization expense of $465 and $0 for the nine months ended September 30, 2024 and 2023, respectively related to intangible assets, and amortization expense of $1,456,554 and $1,331,823 for the nine months ended September 30, 2024 and 2023, respectively related to software development costs.

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2024	December 31, 2023

Accounts payable and accrued liabilities	$434,986	$424,510
Credit cards payable	6,740	16,975
Accrued interest	–	470,179
	$441,726	$911,664

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

As of September 30, 2024 and December 31, 2023, the balance of the Prior Note, net of debt issuance costs, was $0 and $2,200,000, respectively. Interest expense related to the Prior Note, including interest incurred, amortization of the debt discount, and the warrant amortization for the three months ended September 30, 2024 and 2023 was $0 and $157,298, respectively. Interest expense related to the Prior Note, including interest incurred, amortization of the debt discount, and the warrant amortization for the nine months ended September 30, 2024 and 2023 was $121,000 and $762,112, respectively. As of September 30, 2024 and December 31, 2023, the balance of the New Note issued in April 2023, net of debt issuance costs, was $0 and $825,000 respectively. Interest expense related to the New Note, including interest incurred, amortization of the debt discount, and the warrant amortization for the three months ended September 30, 2024 and 2023 was $0 and $401,441. Interest expense related to the New Note, including interest incurred, amortization of the debt discount, and the warrant amortization for the nine months ended September 30, 2024 and 2023 was $45,205 and 401,441.

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

Note 5 – Commitments and Contingencies

Operating Lease

On March 25, 2024, the Company entered into a new 37-month operating lease commencing on April 1, 2024 with two separate two year renewal options. The monthly base rent for months two through 14 is $2,456, increasing to $3,070 for months 15 through 26, and ending at $3,684 for months 27 through 37. Rent expense, as part of general and administrative expenses in the condensed statement of operations, was $8,960 and $22,721 for the three and nine months ended September 30, 2024, respectively, which consisted of the new lease and a temporary month-to-month lease the Company entered into until a long-term space was identified. Rent expense was $12,053 and $49,491 for the three and nine months ended September 30, 2023, respectively, under the former lease that terminated in December 2023.

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

The Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share. On October 16, 2024, the Company received a written notice from Nasdaq indicating that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing. The Bid Price Notice does not result in the immediate delisting of the Company’s common stock from the Nasdaq Capital Market. The Bid Price Notice indicated that the Company has 180 calendar days (or until April 14, 2025) in which to regain compliance.

The Company’s receipt of these Nasdaq letters does not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission.

Note 6 – Share-based Issuances

Stock Options

The following table presents the activity for stock options outstanding:

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2023	84,895	$47.79
Granted	–	–
Forfeited/canceled	(1,147)	55.63
Exercised	–	–
Outstanding – September 30, 2024	83,748	$47.69

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2022	66,527	$61.25
Granted	8,008	23.50
Forfeited/canceled	(8,258)	37.75
Exercised	–	–
Outstanding – September 30, 2023	66,277	$59.50

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding**			Options Exercisable**
Exercise Prices	Number	Price	Life*	Number	Price*
$67.56	346	$67.56	0.04	346	$67.56
$72.39	2,131	$72.39	3.11	2,131	$72.39
$106.50	6,853	$106.50	4.73	6,853	$106.50
$69.75	30,891	$69.75	6.23	29,041	$69.75
$44.75	7,250	$44.75	6.93	4,175	$44.75
$30.25	15,577	$30.25	7.95	15,577	$30.25
$9.90	2,000	$9.90	8.69	500	$9.90
$6.25	18,700	$6.25	9.21	–	$6.25
Total – September 30, 2024	83,748			58,623

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.
**	The Company’s options summarized above have been retroactively restated for the effect of the 25-for-1 reverse stock split.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2023	11,490	$59.36
Granted	–	–
Forfeited/canceled	–	–
Vested/issued	(6,245)	61.74
Outstanding – September 30, 2024	5,245	$56.52

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2022	22,554	$53.50
Granted	1,500	31.00
Forfeited/canceled	(4,734)	45.75
Vested/issued	(7,830)	45.75
Outstanding – September 30, 2023	11,490	$59.25

The Company recognized share-based compensation expense related to stock options and restricted stock units of $119,416 and $217,141 for the three months ended September 30, 2024 and 2023, respectively, and $425,193 and $799,677 for the nine months ended September 30, 2024 and 2023, respectively. The remaining unvested share-based compensation expense of $295,304 is expected to be recognized over the next 39 months.

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

During the nine months ended September 30, 2024, the Company closed on several sales of Common Stock under the White Lion Purchase Agreement. As a result, the Company issued an aggregate of 4,815,263 common shares and received aggregate proceeds of approximately $8.2 million.

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

Holders of the Series B Preferred Stock will be entitled to dividends in the amount of 10% per annum, payable quarterly. The Company has the option to pay dividends on the Series B Preferred Stock in additional shares of Common Stock. The Company also has the option to cumulate or “capitalize” the dividends, in which case the accrued dividend amount shall be added to the stated value of each share of Series B Preferred Stock. As of September 30, 2024, the Company has elected to capitalize all dividends declared.

Warrants

The following table presents the activity for warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2023	216,884	$96.00
Granted	2,226,811	1.85
Forfeited/cancelled/restored	(14,154)	–
Exercised	–	–
Outstanding – September 30, 2024	2,429,541	$15.00

Note 8 – Leases under ASC 842

The Company leases certain office space under operating leases for use in operations. The Company recognizes operating lease expense on a straight-line basis over the lease term. Management determines if an arrangement is a lease at contract inception. Lease and non-lease components are accounted for as a single component for all leases. Operating lease right to use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term, which includes optional renewal periods if the Company determines it is reasonably certain that the option will be exercised. As the operating lease does not provide an implicit rate, the discount rate used in the present value calculation represents the incremental borrowing rate determined using information available at the commencement date. For the three and nine months ended September 30, 2024, the Company recorded operating lease expense of $8,960 and $17,921, respectively, which is included in general and administrative expenses in the Company’s accompanying condensed statements of operations. As of September 30, 2024, weighted-average remaining lease term and discount rate were as follows:

September 30, 2024
Weighted-average remaining lease term	4.8 years
Weighted-average discount rate	8.6%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2024:

Years Ended December 31,
2024	$7,367
2025	34,382
2026	41,749
2027	14,735
Less imputed interest	(11,205)
Total	$87,028

Note 9 – Subsequent Events

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. Based upon this review, other than as set forth below, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share. On October 16, 2024, the Company received a written notice from Nasdaq indicating that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing. The Bid Price Notice does not result in the immediate delisting of the Company’s common stock from the Nasdaq Capital Market. The Bid Price Notice indicated that the Company has 180 calendar days (or until April 14, 2025) in which to regain compliance.

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

We have developed our AI platform on top of Google’s TensorFlow open-source library that is being “taught” to know the difference between all types of audio content on the radio. For instance, the platform recognizes the difference between a commercial and a song and is learning the differences between all other content to include weather reports, traffic, news, sports, DJ conversation, etc. Not only does the technology learn the differences between the various types of audio segments, but it also identifies the beginning and end of each piece of content.

We are leveraging this technology platform within our premium AM/FM radio listening experience through the faidr App. The faidr App is intended to be downloaded by consumers who will pay a subscription fee in order to listen to any streaming AM/FM radio station and podcasts, all with commercial interruptions removed from the listening experience, in addition to the faidrRadio exclusive content offerings. Advanced features will allow consumers to skip any content heard on the station and request audio content on-demand. We believe the faidr App represents a significant differentiated audio streaming product, or Superapp, that will be the first to come to market since the emergence of popular streaming music apps such as Pandora, Spotify, Apple Music, Amazon Music, etc.  We believe that the most significant point of differentiation is that in addition to ad-free AM/FM streaming and ad-reduced podcasts, the faidr App is intended to deliver non-music content that includes local sports, news, weather, traffic and the discovery of new music alongside exclusive programming. No other audio streaming app available today, including category leaders like TuneIn, iHeart, and Audacy, can compete with faidr’s full product offerings.

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

We also developed a testbed differentiated podcasting capability called Vodacast, which leveraged technologies and proven product concepts to differentiate its podcasts offering from other competitors in the radio-streaming product category.

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

Throughout 2023 and 2024, Auddia has been migrating their podcasting capabilities into the flagship faidr app bringing the advanced podcasting functionality from Vodacast into faidr as part of the overall strategy to build a single audio Superapp. In July 2024, Auddia sunsetted the Vodacast app. Podcast functionality continues to be developed in faidr and in August 2024, we released our Forward+ and Chapter Visualization into our differentiated AI Podcast Player which delivers ad-reduction controls to a listener.

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

Over time, users will be able to comment, and podcasters will be able to grant some users publishing rights to add content directly into the feed on their behalf. This will create another first for podcasting, a dialog between creator and fan, synchronized to the episode content. The interactive feed for podcasts has been developed and tested on Vodacast and is expected to be another differentiator added into faidr for podcast listeners later in 2025.

The podcast capabilities within faidr will also introduce a unique and industry first multi-channel, highly flexible set of revenue channels that podcasters can activate in combination to allow listeners to choose how they want to consume and pay for content. “Flex Revenue” allows podcasters to continue to run their standard audio ad model and complement those ads with direct response enabled digital ads in each episode content feed, increasing the value of advertising on any podcast. “Flex Revenue” will also activate subscriptions, on-demand fees for content (e.g., listen without audio ads for a micro payment fee) and direct donations from listeners. Using these channels in combination, podcasters can maximize revenue generation and exercise higher margin monetization models, beyond basic audio advertising. “Flex Revenue” and the initial inclusion of the new revenue channels that come with it will be added to podcasting in the faidr app, and the first elements of this new monetization capability is expected to be commercially available in 2025, beginning with subscription plans to access ad-reduction in podcasts.

The faidr mobile App is available today through the iOS and Android App stores.

We have funded our operations with proceeds from the February 2021 IPO, Series A warrants exercised in July 2021 and common share issuance during June of 2023. We obtained debt financing through a related party during November 2022 and April 2023. We sold common shares during April 2023, June 2023, and during the first and second quarters of 2024 pursuant to our equity line facility. Lastly, we entered into a securities purchase agreement with accredited investors for convertible preferred stock and warrants financing. Since our inception, we have incurred significant operating losses. As of September 30, 2024, we had an accumulated deficit of $87,003,511. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of September 30, 2024, we had cash and cash equivalents of $3,773,827. We secured approximately $10.4 million in additional financing during 2024. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. However, if we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

To accelerate user acquisition, revenue, and cash flow, we have explored numerous potential acquisition targets of AM/FM streaming aggregators over the past year and a half and will continue to explore new opportunities.

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

We incurred $426,572 in costs related to evaluating potential acquisitions during the nine months ended September 30, 2024.

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

The Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share. On October 16, 2024, we received a written notice from Nasdaq indicating that we were not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing. The Bid Price Notice does not result in the immediate delisting of our common stock from the Nasdaq Capital Market. The Bid Price Notice indicated that we have 180 calendar days (or until April 14, 2025) in which to regain compliance.

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

Results of operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations:

	Three Months Ended
	September 30, 2024	September 30, 2023	Change $	Change %
Revenue	$–	$–	–	0.0%

Operating expenses:
Direct cost of services	54,916	43,470	11,446	26.3%
Sales and marketing	282,450	316,297	(33,847)	-10.7%
Research and development	233,085	227,133	5,952	2.6%
General and administrative	881,439	777,496	103,943	13.4%
Depreciation and amortization	495,960	465,166	30,794	6.6%
Total operating expenses	1,947,850	1,829,562	118,288	6.5%
Loss from operations	(1,947,850)	(1,829,562)	(118,288)	6.5%

Other expense:
Interest expense	(1,578)	(286,920)	285,342	-99.4%
Change in fair value of warrants	–	–	(0)	100.0%
Total other expense	(1,578)	(286,920)	285,342	-99.5%
Loss before income taxes	(1,949,428)	(2,116,482)	167,054	-7.9%
Provision for income taxes	–	–	–	0.0%
Net loss	$(1,949,428)	$(2,116,482)	167,054	-7.9%

Revenue

Total revenues for the three months ended September 30, 2024 and 2023 were $0 as we continue to develop and enhance our faidr and podcasting Apps to establish new revenue streams.

Direct cost of services

Direct cost of services increased $11,446 or 26.3% from $43,470 for the three months ended September 30, 2023 compared to $54,916 for the three months ended September 30, 2024. This increase was primarily the result of an increase in hosting costs and music service costs.

Sales and marketing

Sales and marketing expenses decreased by $33,847 or (10.7%) from $316,297 for the three months ended September 30, 2023 to $282,450 for the three months ended September 30, 2024, which was primarily attributed to reduced marketing promotion costs associated with the national launch of the faidr app as the quarter was focused on ASO optimization. We expect our sales and marketing expenses to fluctuate period by period as we release new upgrades and enhancements within our faidr App and look to generate revenue through customer acquisition, retention, and subscription conversion.

Research and development

Research and development expenses increased by $5,952 or 2.6% from $227,133 for the three months ended September 30, 2023 to $233,085 for the three months ended September 30, 2024, which was primarily due to an increase in capitalized R&D expenses, partially offset by a decrease in content creator fees.

General and administrative

General and administrative expenses increased by $103,943 or 13.4% from $777,496 for the three months ended September 30, 2023 compared to $881,439 for the three months ended September 30, 2024. The change was primarily driven by an increase in consulting, legal, and public company fees associated with the 2024 equity offerings.

Depreciation and amortization

Depreciation and amortization expenses increased by $30,794 or 6.6% from $465,166 for the three months ended September 30, 2023 compared to $495,960 for the three months ended September 30, 2024. The increase is entirely related to the increased amortization of our faidr and podcasting Apps.

Other expense, net

Total other expenses decreased by $285,342 or (99.5%) from $286,920 for the three months ended September 30, 2023 to $1,578 for the three months ended September 30, 2024. Interest expense decreased by $285,342 due to the repayment of notes payable to related party in April 2024.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations:

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change $	Change %
Revenue	$–	$–	–	0.0%

Operating expenses:
Direct cost of services	153,316	130,809	22,507	17.2%
Sales and marketing	645,713	765,176	(119,463)	-15.6%
Research and development	558,180	617,622	(59,442)	-9.6%
General and administrative	2,826,563	2,596,831	229,732	8.8%
Depreciation and amortization	1,473,088	1,350,820	122,268	9.1%
Total operating expenses	5,656,860	5,461,258	195,602	3.6%
Loss from operations	(5,656,860)	(5,461,258)	(195,602)	3.6%

Other expense:
Interest expense	(170,933)	(1,133,398)	962,465	-84.9%
Change in fair value of warrants	(632,388)	–	(632,388)	100.0%
Total other expense	(803,321)	(1,133,398)	330,077	-29.1%
Loss before income taxes	(6,460,181)	(6,594,656)	134,475	-2.0%
Provision for income taxes	–	–	–	0.0%
Net loss	$(6,460,181)	$(6,594,656)	134,475	-2.0%

Revenue

Total revenues for the nine months ended September 30, 2024 and 2023 were $0 as we continue to develop and enhance our faidr and podcasting Apps to establish new revenue streams.

Direct cost of services

Direct cost of services increased $22,507 or 17.2% from $130,809 for the nine months ended September 30, 2023 compared to $153,316 for the nine months ended September 30, 2024. This increase was primarily the result of an increase in hosting costs and data subscription fees.

Sales and marketing

Sales and marketing expenses decreased by $119,463 or (15.6%) from $765,176 for the nine months ended September 30, 2023 to $645,713 for the nine months ended September 30, 2024, which was primarily attributed to reduced marketing promotion costs associated with the national launch of the faidr app. We expect our sales and marketing expenses to fluctuate period by period as we release new upgrades and enhancements within our Apps and look to generate revenue through customer acquisition, retention, and subscription conversion.

Research and development

Research and development expenses decreased by $59,442 or (9.6%) from $617,622 for the nine months ended September 30, 2023 to $558,180 for the nine months ended September 30, 2024, which was primarily due to lower consulting and content creator fees.

General and administrative

General and administrative expenses increased by $229,732 or 8.8% from $2,596,831 for the nine months ended September 30, 2023 compared to $2,826,563 for the nine months ended September 30, 2024. The increase was primarily driven by an increase in salary expense and professional fees to support compliance requirements related to potential acquisitions and equity offerings, partially offset by lower stock compensation expense.

Depreciation and amortization

Depreciation and amortization expenses increased by $122,268 or 9.1% from $1,350,820 for the nine months ended September 30, 2023 compared to $1,473,088 for the nine months ended September 30, 2024. The increase is entirely related to the increased amortization of our faidr and podcasting Apps.

Other expense, net

Total other expenses decreased by $330,077 or (29.1%) from $1,133,398 for the nine months ended September 30, 2023 to $803,321 for the nine months ended September 30, 2024. Interest expense decreased by $962,465 due to the repayment of notes payable to related party in April 2024. Interest expense was offset by $632,388 due to the change in the fair value of the notes payable converted to equity.

Liquidity and capital resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our faidr and podcasting Apps. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $3,773,827 and $804,556, respectively. We have working capital in the amount of approximately $3.4 million as of September 30, 2024. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months as we continue to develop and market our products. We secured $10.4 million of additional financing in 2024, which enabled us to pay down $2.75 million in connection with the Secured Bridge Notes and will only be sufficient to fund our current operating plans into the first quarter of 2025. The Company has based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Through September 30, 2024, we have sold 4,815,263 shares to White Lion for total proceeds of $8,176,048. We currently have effective registration statements that registers for resale by White Lion up to 2,200,090 remaining shares of common stock that we may issue to White Lion under the Equity Line Purchase Agreement. After White Lion has acquired shares under the Equity Line Purchase Agreement, it may sell all, some or none of those shares. Sales to White Lion by us pursuant to the Equity Line Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock.

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

The following table summarizes the statements of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(3,803,324)	$(3,404,954)
Investing activities	(799,535)	(743,208)
Financing activities	7,572,130	4,686,406
Change in cash	$2,969,271	$538,244

Operating activities

Cash used in operating activities for the nine months ended September 30, 2024 was ($3,803,324), primarily resulting from our net loss of ($6,460,181) and change in working capital of $112,262, offset by non-cash charges of $2,544,594 related to depreciation and amortization, share based compensation expense, and the change in fair value of warrants. Cash used in operating activities for both periods consisted of personnel-related expenditures, marketing and promotion costs, and public company administrative support costs such as legal and other professional support services.

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

Investing activities

Cash used in investing activities for the nine months ended September 30, 2024 was ($799,535), consisting of the capitalization of software development expenses and purchase of computer equipment.

Cash used in investing activities for the nine months ended September 30, 2023 was ($743,208), consisting entirely of capitalization of software development expenses.

Financing activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $7,572,130, which consisted of cash proceeds from the issuance of common shares of $8,176,048 and cash proceeds from the issuance of preferred shares of $2,238,575. This was partially offset by the repayment of the note payable to related party of $2,750,000, payment of offering costs of $72,807 and net settlement of share-based compensation liability of $19,686.

Cash provided by financing activities for the nine months ended September 30, 2023 was $4,686,406 and related primarily to cash proceeds from the issuance of common shares of $4,016,521 and proceeds from related party debt of $750,000.

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $87,003,511 and $80,543,330 as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $3,773,827 and $804,556, respectively. Our cash is comprised primarily of demand deposit accounts and money market funds. We secured $10.4 million of additional financing in 2024, which enabled us to pay down $2.75 million in connection with the Secured Bridge Notes and will only be sufficient to fund our current operating plans into the first quarter of 2025. We have based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2024, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease commitments:
Office lease (1)	$98,233	$32,540	$65,693	$–	$–
Total operating lease commitments	$98,233	$32,540	$65,693	$–	$–

(1)	Represents minimum payments due for the lease of office space.

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

Changes in Internal Control Over Financial Reporting

Management has been actively engaged in remediating the material weaknesses discussed in our Form 10-K for the period ended December 31, 2023 filed with SEC on April 1, 2024. The following remedial actions have been taken during the nine months ended September 30, 2024:

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

We did not repurchase any of our equity securities during the quarter ended September 30, 2024.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated or otherwise had in effect a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		At-The-Market Issuance Sales Agreement, dated September 13, 2024, by and between Auddia Inc. and Ascendiant Capital Markets, LLC.	8-K	09-13-2024	1.1
2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Certificate of Designation of Series A Preferred Stock filed November 13, 2023	8-K	11-16-2023	3.1
3.3		Certificate of Amendment to the Certificate of Incorporation of the Company dated February 23, 2024	8-K	02-27-2024	3.1
3.4		Series B Convertible Preferred Stock Certificate of Designations dated April 23, 2024	8-K	04-29-2024	3.1
3.5		Bylaws of the Company	8-K	02-22-2021	3.2
3.6		Amendment to Bylaws dated September 6, 2024	8-K	9-12-2024	3.1
3.7		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
3.8		Form of IPO Series A Warrant	S-1/A	02-05-2021	3.6
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of IPO Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities	10-K	03-31-2021	4.3
10.1	#	Employment Agreement of Michael T. Lawless	S-1	01-10-2020	10.1
10.2	#	Employment Agreement of Peter Shoebridge	S-1	01-10-2020	10.2
10.3	#	Form of Auddia Inc. 2020 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.4		Collateral and Security Agreement with Related Party (Minicozzi)	S-1/A	01-28-2020	10.4
10.5		Form of Amendment to Collateral and Security Agreement with Related Party	S-1/A	10-08-2020	10.5
10.6		Form of Convertible Promissory Note	S-1/A	01-28-2020	10.6
10.7		Business Loan Agreement and Guaranty of Related Party with Bank of the West	S-1/A	01-28-2020	10.7
10.8	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.9		Form of Bridge Note	S-1/A	10-22-2020	10.9
10.10		Form of IPO Series A Warrant Agent Agreement	S-1/A	02-05-2021	10.10
10.11		Amendment to Bridge Note	S-1/A	10-22-2020	10.14
10.12		Amended Business Loan Agreement with Bank of the West	10-K	03-31-2021	10.15
10.13	#	First Amendment to 2020 Equity Incentive Plan	S-8	08-10-2021	99.2
10.14	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.3
10.15	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.4
10.16	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	S-8	08-10-2021	99.5
10.17	#	Clip Interactive, LLC 2013 Equity Incentive Plan	S-8	08-10-2021	99.6
10.18	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan	S-8	08-10-2021	99.7
10.19	#	Executive Officer Employment Agreement for Michael Lawless dated October 13, 2021	8-K	10-15-2021	10.1
10.20	#	Executive Officer Employment Agreement for Peter Shoebridge dated October 13, 2021	8-K	10-15-2021	10.2

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

10.21	#	Executive Officer Employment Agreement for Brian Hoff dated October 13, 2021	8-K	10-15-2021	10.3
10.22	#	Executive Officer Employment Agreement for Timothy Ackerman effective as of February 6, 2023	8-K	02-16-2023	10.1
10.23		Secured Promissory Bridge Note dated November 14, 2022	8-K	11-14-2022	10.1
10.24		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.25		Security Agreement dated November 14, 2022	8-K	11-14-2022	10.3
10.26		Common Stock Purchase Agreement, dated November 14, 2022, by and between Auddia Inc. and White Lion Capital LLC	8-K	11-14-2022	10.4
10.27		Secured Promissory Bridge Note dated November 14, 2022	8-K	11-14-2022	10.1
10.28		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.29		Security Agreement dated November 14, 2022	8-K	11-14-2022	10.3
10.30		Common Stock Purchase Agreement, dated November 14, 2022, by and between Auddia Inc. and White Lion Capital LLC	8-K	11-14-2022	10.4
10.31		Secured Promissory Bridge Note dated April 17, 2023	8-K	04-21-2023	10.1
10.32		Common Stock Warrant for 600,000 shares dated April 17, 2023	8-K	04-21-2023	10.2
10.33		Common Stock Warrant for 650,000 shares dated April 17, 2023	8-K	04-21-2023	10.3
10.34		Form of 2023 Placement Agency Agreement	8-K	06-14-23	1.1
10.35		Form of Securities Purchase Agreement dated June 13, 2023 between Auddia Inc. and the Investors named therein	8-K	06-14-23	10.1
10.36		Common Stock Purchase Agreement, dated as of November 6, 2023, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-06-23	10.1
10.37		Registration Rights Agreement, dated as of November 6, 2023, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-06-23	10.2
10.38	#	Employment Agreement, effective as of November 27, 2023, between Auddia Inc. and John E. Mahoney	8-K	12-18-2023	10.1
10.39		Series A Preferred Securities Purchase Agreement dated November 11, 2023 between Auddia Inc. and Jeffrey Thramann	8-K	11-16-2023	10.1
10.40		Amendment and Waiver dated April 9, 2024 Relating to Senior Secured Bridge Notes	8-K	04-15-2024	10.1
10.41		Form of Securities Purchase Agreement dated April 23, 2024	10-Q	05-14-2024	10.41
10.42		Form of Common Stock Warrant dated April 23, 2024	8-K	04-29-2024	10.2
10.43		Form of Registration Rights Agreement dated April 23, 2024	8-K	04-29-2024	10.3
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1		Auddia Clawback Policy	10-K	04-01-2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDDIA INC.

By:	/s/ Michael Lawless
Michael Lawless President, Chief Executive Officer, Director

By:	/s/ John Mahoney
John Mahoney Chief Financial Officer

Date:  November 7, 2024

