Form 10-K
period 2024-12-31
AUDDIA INC.
filed 2025-03-05
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ AnNUAL REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,632,645 based on a closing price of $0.97 per share as quoted by the Nasdaq Capital Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2025, 8,594,308 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

AUDDIA INC.

2024 ANNUAL REPORT ON FORM 10-K

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

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months and our need to raise additional capital;
•	our ability to generate revenue from new software services;
•	our limited operating history;
•	our ability to maintain proper and effective internal financial controls;
•	our ability to continue to operate as a going concern;
•	changes in laws, government regulations and policies and interpretations thereof;
•	our ability to obtain and maintain protection for our intellectual property;
•	the risk of errors, failures or bugs in our platform or products;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to manage our rapid growth and organizational change effectively;
•	the possibility of security vulnerabilities, cyberattacks and network disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions;
•	our compliance with data privacy laws and regulations;
•	our ability to develop and maintain our brand cost-effectively;
•	our ability to maintain the listing of our common stock on the Nasdaq Stock Market; and
•	the other factors set forth in Part I, Item 1A, “Risk Factors” of this Form 10-K.

These forward-looking statements speak only as of the date of this Form 10-K and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

ii

PART I

Item 1.	Business

Overview of Auddia

Auddia (the “Company”) is an AI technology company headquartered in Boulder, CO that is reinventing how consumers engage with audio through the development of its faidr app, an industry-first audio platform, which utilizes proprietary AI technology to personalize and customize both radio and podcast listening experiences.

faidr allows users to listen to AM/FM radio stations without unwanted commercial breaks. The app replaces these ad breaks in real time with streaming music similar in format and genre to the radio station being played. The faidr app represents the first-time consumers can combine the local content uniquely provided by AM/FM radio with commercial-free and personalized listening many consumers demand from digital-media consumption. In addition to commercial-free AM/FM, faidr includes podcasts – also with ads removed or easily skipped by listeners – as well as exclusive content, which includes new artist discovery, curated music stations, and exclusive music podcasts that allow hosts to play full tracks within the episode.

The combination of AM/FM streaming and podcasting, with Auddia’s unique, AI technology-driven differentiators, addresses large (radio streamers) and rapidly growing (podcast listeners) audiences.

We have developed our AI platform on top of Google’s TensorFlow open-source library that is being “taught” to know the difference between all types of audio content on the radio. For instance, the platform recognizes the difference between a commercial and a song and DJ conversation. Not only does the technology learn the differences between the various types of audio segments, but it also identifies the beginning and end of each piece of content.

The faidr app is intended to be downloaded by consumers who are willing to pay for a customizable, commercial-free listening experience. Our advanced features allow subscribers to skip any content heard on the station and request audio content on-demand. We believe the faidr App represents a significant differentiated audio streaming product, the first to give audio streamers a more personalized middle ground between passive content like broadcast radio and fully on-demand content like Spotify. No other audio streaming app available today, including category leaders like TuneIn, iHeart, and Audacy, can compete with faidr’s full product offerings.

We launched an MVP version of faidr through several consumer trials in 2021 to measure consumer interest and engagement with the App. The full app launched on February 15, 2022, and included all major U.S. radio stations in the US. In February 2023, we added faidrRadio, our exclusive content offerings, to the app. Podcasts were added to the app for the iOS version before the end of Q1 2023 as planned and added to the Android app in May of 2023. Since the addition of podcasts, exclusive content, and continued enhancement of its ad-free accuracy and functionality, the faidr app now boast a strong 30-day retention rate of above 20% and is in the beginning phases of rolling out subscription products to users.

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

RFM Acquisition

On January 26, 2024, we entered into a Purchase Agreement (the “RFM Purchase Agreement”), pursuant to which we agreed to acquire RadioFM (the “RFM Acquisition”), which is currently a component of both AppSmartz and RadioFM (partnerships under common control). The aggregate consideration for the RFM Acquisition was $13,000,000 (plus $2,000,000 in contingent consideration if certain post-close milestones are reached), in addition to the assumption of certain liabilities, as may be adjusted pursuant to the terms of the RFM Purchase Agreement.

In March 2024, the parties mutually agreed to terminate the RFM Purchase Agreement.

2024 Reverse Share Split

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

Management of the Company commenced evaluating essential aspects of the opportunity such as technical feasibility, consumer viability, basic economics, intellectual property matters and basic legality. The Company’s Executive Chairman, Chief Executive Officer and Chief Technology Officer all have experience in performing similar assessments for consumer facing products in various industries, including elections, gaming, secure document processing, and digital advertising. Further, the Executive Chairman has extensive experience developing strategy and determining business viability of products in the several previous companies that he founded.

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

In early 2018 and over the period of next year, management analyzed and assessed the commercial viability of the proposed faidr platform to determine whether a subscription-based commercial free radio service would generate consumer interest. This assessment was based upon: (a) the Company’ experience in having developed, deployed and operated over 580 mobile apps for broadcast radio companies over the last seven years; (b) discussions of the Auddia concept with radio industry leaders, most of whom were our current or previous customers; (c) discussions with radio industry analysts; and (d) research into the state of broadcast and subscription radio industries. As part of the management assessment, in January of 2019, we commenced discussions with a Harris Insights and Analytics, LLC (“Harris”), to assist management in gauging consumer response to our planned service, and in March of 2019 we commissioned Harris to conduct a survey. The results of that survey, when integrated with our internally developed analysis, supported our conclusion of consumer interest and viability of the product. Harris asked consumers to answer a variety of questions exploring their interest in such a service; how much they would be willing to pay; and several other related topics. Our interpretation of the results of the survey also supported our assessment that consumers will continue to listen to local radio channels, and they are willing to pay a monthly subscription fee to avoid commercials.

Based upon management’s analysis, the above discussions, and industry research, the Company concluded that a subscription product for local radio audio content, where commercials are removed, was of great interest to the radio broadcast industry. Further, the Company also concluded that consumers would be interested in subscribing to commercial free local audio content that only local radio produces and broadcasts, and that faidr would have commercial viability.

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

We launched an MVP version of faidr through several consumer trials in 2021 to measure consumer interest and engagement with the App. The full app launched on February 15, 2022, and included all major U.S. radio stations in the US. In February 2023, we added faidrRadio, our exclusive content offerings, to the app. Podcasts were added to the app for the iOS version before the end of Q1 2023 as planned and added to the Android app in May of 2023. Since the addition of podcasts, exclusive content, and continued enhancement of its ad-free accuracy and functionality, the faidr app now boast a strong 30-day retention rate of above 20% and is in the beginning phases of rolling out subscriptions products to users.

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

Broadcast radio remains the dominant force in audio. The Q4 2024 Share of Ear Study shows broadcast radio with a 36% share of listening and the next most popular form of listening being music videos on YouTube at 13% followed by podcasts at 10%. Although AM/FM radio continues to dominate audio listening, streaming audio is the fastest growing segment according to Share of Ear studies going back to 2014. We believe streaming audio will continue to grow as on-demand content in the form of streaming music podcasting, short-form audio and other emerging formats of audio content become more prevalent and artificial intelligence technologies facilitate the introduction of new and improved listening experiences. As streaming audio has demonstrated its growth trajectory, AM/FM radio has responded by streaming their radio stations but with, we believe, very little success in comparison to the streaming music players as measured by consumer listening.

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

Overview of Podcasting in the Audio Ecosystem

Another area of significant change within the broader audio ecosystem, we believe, is that podcasting is an emerging new type of audio media and that there are opportunities to develop new forms of content consumption, distribution, and monetization around this new form of audio media. With more than 135 million monthly listeners in the U.S. in 2024, podcasting has exploded within a relatively short period of time. Yet the core offering of a podcast is still very basic, including only audio content for the listener and leveraging audio advertising (embedded within the podcast episode content) as the primary and often exclusive mechanism for generating revenue. Like AM/FM radio, podcasting is ripe for disruption by third parties that bring new and expanded revenue models to the industry.

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

Users of faidr can also access any podcast that’s publicly available as well as exclusive programming, music stations and Music Casts, through its exclusive content offering.

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

Business Model and Customer Acquisition Strategy for faidr

The Company is following a direct-to-consumer, go-to-market strategy to bring paid and organic installers to its app. Once there, users are prompted to subscribe either to a monthly or annual plan. In addition to monetizing users through premium subscription products, the platform will also monetize free users through native advertising.

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

Employees

As of December 31, 2024, we had 12 total employees, 6 of whom were engaged in full-time research and development activities and 6 of whom were engaged in sales and marketing and general administration activities. The Company also works with 2 full-time contractors who support research and development and 2 part-time contractors who support general administration activities. None of our employees is represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

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

We continue to maintain our commitment to ensuring our employees’ health, safety, and wellness by providing our employees with the option to work in office or fully remote. Any employee who works in office must adhere to the Auddia’s policy regarding vaccination status to ensure the health and safety of our employees.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceedings, the adverse outcome of which, in our management’s opinion, individually or in aggregate, would have a material adverse effect on the results of our operations or financial position. There are no material proceedings in which any of our directors, officers, or affiliates or any registered or beneficial stockholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

Facilities

On March 25, 2024, the Company entered into a new 37-month operating lease for approximately 2,900 square feet of office space commencing on April 1, 2024 with two separate two year renewal options. The monthly base rent for months two through 14 is $2,456, increasing to $3,070 for months 15 through 26, and ending at $3,684 for months 27 through 37. Rent expense was $85,842 and $61,724 for the years ended December 31, 2024 and 2023, respectively.

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

Corporate Information

We were originally formed as Clip Interactive, LLC in January 2012, as a limited liability company under the laws of the State of Colorado. In connection with our initial public offering (“IPO”) in February 2021, we converted into a Delaware corporation pursuant to a statutory conversion under the name Auddia Inc. Our principal executive offices are located in Boulder, Colorado. Our internet website is www.auddia.com and our corporate website is www.auddiainc.com. The information contained in or accessible from our website is not incorporated into this Annual Report, and you should not consider it part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

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

Our past working capital deficiency, stockholders’ deficit and recurring losses from operations raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2024 with respect to this uncertainty. Our existing cash was $2.7 million at December 31, 2024. We secured approximately $10.9 million in additional financing in 2024 and $0.6 million year-to-date through March 5, 2025, which enabled us to pay down $2.75 million in connection with the Secured Bridge Notes in 2024 and will only be sufficient to fund our current operating plans into the second quarter of 2025. The Company has based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant net losses. We expect to continue to incur net losses in the near term. Our net losses were $8,722,039 and $8,807,496 for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, our cash used in operations was $5,093,143. At December 31, 2024, we had cash and cash equivalents on hand of $2,706,319. To date, we have devoted efforts towards securing financing, building, and evolving our technology platform, marketing our mobile app product for radio stations as well as initiating our marketing efforts for our music player. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

To become profitable, we must develop and eventually commercialize the faidr product, with significant market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we acquire and retain users. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, develop new products, expand our business or continue our operations. A decline in the value of our Company also could cause stockholders to lose all or part of their investment.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to invest in sales, marketing and engineering resources and bring our products to market. Furthermore, we continue to incur additional costs associated with operating as a public company. Our existing cash of $2,706,319 at December 31, 2024 We secured approximately $10.9 million in additional financing in 2024 and $0.6 million year-to-date through March 5, 2025, which enabled us to pay down $2.75 million in connection with the Secured Bridge Notes in 2024 and will only be sufficient to fund our current operating plans into the second quarter of 2025. The Company has based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

We may seek additional capital through a combination of public and private equity offerings, debt financing, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, or our other product candidates, or grant licenses on terms unfavorable to us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have 8,594,308 shares of common stock issued and outstanding as of March 4, 2025. Substantially all of these shares, unless held by our affiliates, may be resold in the public market immediately without restriction. Shares held by our affiliates may be resold into the public market subject to compliance with the requirements of the SEC’s Rule 144.

The issuance of common stock pursuant to our equity line facility may cause substantial dilution to our existing shareholders, and the sale of such shares acquired by our equity line provider could cause the price of our common stock to decline.

We have an equity line facility with White Lion. During 2024, the Company has sold 4,815,263 shares to White Lion for total proceeds of approximately $8.2 million.

On November 25, 2024, we entered into a new equity line and a related registration rights agreement with White Lion. Pursuant to the new Common Stock Purchase Agreement, we have the right, but not the obligation to require White Lion to purchase, from time to time until December 31, 2025, up to $10,000,000 in aggregate gross purchase price of newly issued shares of our common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.

We currently have effective registration statements that registers for resale by White Lion up to 20,000,000 shares of common stock that we may issue to White Lion under the New Equity Line Purchase Agreement. As of March 5, no shares have been issued under this agreement. After White Lion has acquired shares under the Equity Line Purchase Agreement, it may sell all, some or none of those shares. Sales to White Lion by us pursuant to the Equity Line Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock.

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

During 2022, 2023 and 2024, the Company received notices from Nasdaq indicating that the Company was not in compliance with (i) Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Stock Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing or (ii) Nasdaq Listing Rule 5550(a)(2) which requires companies listed on The Nasdaq Stock Market to maintain a minimum of a $1.00 bid price for continued listing.

On May 24, 2024, we received a letter from Nasdaq indicating that we had regained compliance with the equity requirement in Listing rule 5550(b)(1) (the Equity Rule”.) We will be subject to a Mandatory Panel Monitor for a period of one year from the date of the letter in accordance with application of Listing Rule 5815(d)(4)(B).

On October 16, 2024, we received a written notice from Nasdaq indicating that we were not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing. The bid price notice does not result in the immediate delisting of our common stock from the Nasdaq Capital Market. The bid price notice indicated that we have 180 calendar days (or until April 14, 2025) in which to regain compliance. If at any time during this 180 calendar day period the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq staff will provide us with a written confirmation of compliance and the matter will be closed.

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

The Chief Technology Officer (“CTO”), who reports to the CEO, leads our cybersecurity function and is responsible for managing our cybersecurity risk and the protection of our networks, systems, and data. The CTO uses both internal and external resources to execute this process including security tools that help prevent, identify, escalate, investigate and resolve security incidents in a timely manner and tools that help prevent unauthorized access. The majority of the Company’s employees have a background in technology and engineering and are intensely aware of cyber threats. Additionally, the Company has less than 20 employees and contractors, therefore, the small size helps with rapid communication and response on any potential threats.

The Company’s aggressive prevention and response protocols consist of the following:

•	Password management – employees are encouraged to maintain strong passwords and are educated on the risks around passwords;
•	Network administration – the Company maintains a single, small-scale network which is configured to prevent external penetrations and is secured with limited administrative access and strong passwords;
•	Firewall – configured to prevent unauthorized external access;
•	Virtual Private Networks – closely and carefully managed following industry best practices;
•	Training and communication – the Company monitors various types of threats, routinely educates employees on high risk threats, and communicates any potential identified threats to all employees and related third parties.

Our Board of Directors is responsible for overseeing our enterprise risk management activities. The Board of Directors receives an update on the Company’s risk management process and the risk trends related to cybersecurity at least annually. Additionally, on a quarterly basis, the Audit Committee will receive updates from Management on cybersecurity. Any material threat that may arise will be communicated to the Board of Directors and Audit Committee upon identification.

While the Company has not, as of the date of this Form 10-K, identified a cybersecurity threat or incident that resulted in a material adverse impact to its business, results of operations or financial condition, there can be no guarantee that the Company will not experience such an incident in the future.

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

Our common stock has been traded on the Nasdaq Stock Market under the symbol “AUUD” since our IPO on February 17, 2021. Our Series A Warrants have been traded on the Nasdaq Stock Market under the symbol “AUUDW” since our IPO on February 17, 2021. As of March 4, 2025, there were approximately 141 holders of record of our common stock and 1 holder of record of our Series A warrants. These numbers are based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2024, all sales of unregistered securities by the Company have been previously reported on a Form 8-K or Form 10-Q.

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

Overview

Auddia (the “Company”) is an AI technology company headquartered in Boulder, CO that is reinventing how consumers engage with audio through the development of its faidr app, an industry-first audio platform, which utilizes proprietary AI technology to personalize and customize both radio and podcast listening experiences.

faidr allows users to listen to AM/FM radio stations without unwanted commercial breaks. The app replaces these ad breaks in real time with streaming music similar in format and genre to the radio station being played. The faidr app represents the first-time consumers can combine the local content uniquely provided by AM/FM radio with commercial-free and personalized listening many consumers demand from digital-media consumption. In addition to commercial-free AM/FM, faidr includes podcasts – also with ads removed or easily skipped by listeners – as well as exclusive content, which includes new artist discovery, curated music stations, and exclusive music podcasts that allow hosts to play full tracks within the episode.

The combination of AM/FM streaming and podcasting, with Auddia’s unique, AI technology-driven differentiators, addresses large (radio streamers) and rapidly growing (podcast listeners) audiences.

We have developed our AI platform on top of Google’s TensorFlow open-source library that is being “taught” to know the difference between all types of audio content on the radio. For instance, the platform recognizes the difference between a commercial and a song and DJ conversation. Not only does the technology learn the differences between the various types of audio segments, but it also identifies the beginning and end of each piece of content.

The faidr app is intended to be downloaded by consumers who are willing to pay for a customizable, commercial-free listening experience. Our advanced features allow subscribers to skip any content heard on the station and request audio content on-demand. We believe the faidr App represents a significant differentiated audio streaming product, the first to give audio streamers a more personalized middle ground between passive content like broadcast radio and fully on-demand content like Spotify. No other audio streaming app available today, including category leaders like TuneIn, iHeart, and Audacy, can compete with faidr’s full product offerings.

We launched an MVP version of faidr through several consumer trials in 2021 to measure consumer interest and engagement with the App. The full app launched on February 15, 2022, and included all major U.S. radio stations in the US. In February 2023, we added faidrRadio, our exclusive content offerings, to the app. Podcasts were added to the app for the iOS version before the end of Q1 2023 as planned and added to the Android app in May of 2023. Since the addition of podcasts, exclusive content, and continued enhancement of its ad-free accuracy and functionality, the faidr app now boast a strong 30-day retention rate of above 20% and is in the beginning phases of rolling out subscription products to users.

The faidr mobile App is available today through the iOS and Android App stores.

We have funded our operations with proceeds from the February 2021 IPO, Series A warrants exercised in July 2021 and common share issuance during June of 2023. We also obtained debt financing through a related party during November 2022 and April 2023, which was subsequently repaid in April 2024. In addition, we sold common shares during 2023 and 2024 pursuant to our equity line facility. Since our inception, we have incurred significant operating losses. As of December 31, 2024, we had an accumulated deficit of $89,428,436. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of December 31, 2024, we had cash of $2,706,319. We secured approximately $10.9 million in additional financing in 2024 and paid off $2.75 million of Secured Bridge Notes. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. However, if we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Nasdaq Deficiency Notices

During 2022, 2023 and 2024, the Company received notices from Nasdaq indicating that the Company was not in compliance with (i) Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Stock Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing or (ii) Nasdaq Listing Rule 5550(a)(2) which requires companies listed on The Nasdaq Stock Market to maintain a minimum of a $1.00 bid price for continued listing.

On May 24, 2024, we received a letter from Nasdaq indicating that we had regained compliance with the equity requirement in Listing rule 5550(b) (1) (the Equity Rule”.) We will be subject to a Mandatory Panel Monitor for a period of one year from the date of the letter in accordance with application of Listing Rule 5815(d)(4)(B).

On October 16, 2024, we received a written notice from Nasdaq indicating that we were not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing. The bid price notice does not result in the immediate delisting of our common stock from the Nasdaq Capital Market. The bid price notice indicated that we have 180 calendar days (or until April 14, 2025) in which to regain compliance. If at any time during this 180 calendar day period the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq staff will provide us with a written confirmation of compliance and the matter will be closed.

2024 Reverse Share Split

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

Impact of Inflation

We have recently experienced higher costs across our business as a result of inflation, including higher costs related to employee compensation and outside services. We expect inflation to continue to have a negative impact into 2025, and it is uncertain whether we will be able to offset the impact of inflationary pressures in the near term.

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

Results of operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations:

	Year Ended December 31,
	2024	2023	Change $	Change %
Revenue	$–	$–	–	0.0%

Operating expenses:
Direct cost of services	202,950	181,679	21,271	11.7%
Sales and marketing	860,677	1,096,106	(235,429)	-21.5%
Research and development	1,020,609	781,017	239,592	30.7%
General and administrative	3,845,302	3,576,729	268,573	7.5%
Depreciation and amortization	1,987,601	1,840,837	146,764	8.0%
Total operating expenses	7,917,139	7,476,368	440,771	5.9%
Loss from operations	(7,917,139)	(7,476,368)	(440,771)	5.9%

Other expense:
Interest expense	(172,512)	(1,331,128)	1,158,616	-87.0%
Change in fair value of warrants	(632,388)	–	(632,388)	100.0%
Total other expense	(804,900)	(1,331,128)	526,228	-39.5%
Loss before income taxes	(8,722,039)	(8,807,496)	85,457	-1.0%
Provision for income taxes	–	–	–	0.0%
Net loss	$(8,722,039)	$(8,807,496)	85,457	-1.0%

Revenue

Total revenues for the years ended December 31, 2024 and 2023 were $0 as we continue to develop and enhance our faidr and podcasting Apps to establish new revenue streams.

Direct Cost of Services

Direct Cost of Services increased by $21,271 or 11.7% to $202,950 for the year ended December 31, 2024, compared to $181,679 for the year ended December 31, 2023. This remained relatively flat due to ongoing cost of services to maintain the faidr app.

Sales and marketing

Sales and marketing expenses decreased by $235,429 or 21.5% to $860,677 for the year ended December 31, 2024 compared to $1,096,106 for the year ended December 31, 2023. The decrease in sales and marketing expenses as of December 31, 2024 compared to December 31, 2023 was primarily attributed to reduced marketing promotion costs. We expect our sales and marketing expenses to fluctuate period by period as we release new upgrades and enhancements within our apps and look to generate revenue through customer acquisition, retention, and subscription conversion.

Research and development

Research and development expenses increased by $239,592 or 30.7% to $1,020,609 for the year ended December 31, 2024 from $781,017 for the year ended December 31, 2023 primarily due to a reduction in the level of capitalized software expenses. We are continually developing enhancements to both our faidr and podcasting Apps and will continue capitalize software costs to the extent that such development qualifies for capitalization.

General and administrative

General and administrative expenses increased by $268,572 or 7.5% to $3,845,302 for the year ended December 31, 2024 compared to $3,576,729 for the year ended December 31, 2023. The increase resulted primarily from an increase in professional fees, such as, accounting and legal expenses.

Depreciation and amortization

Depreciation and amortization expenses increased by $146,764 or 8.0% to $1,987,601 for the year ended December 31, 2024 compared to $1,840,837 for the year ended December 31, 2023. The increase is entirely related to the increased amortization of our faidr and podcasting Apps.

Other expense, net

Total other expenses decreased by $526,228 or (39.5%) from $1,331,128 for the year ended December 31, 2023 to $804,900 for the year ended December 31, 2024. Interest expense decreased by $172,512 due to the repayment of notes payable to related party in April 2024.

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

Going Concern

Our existing cash was $2,706,319 at December 31, 2024. We secured approximately $10.9 million in additional financing in 2024 and $0.6 million year-to-date through March 5, 2025, which enabled us to pay down $2.75 million in connection with the Secured Bridge Notes in 2024 and will only be sufficient to fund our current operating plans into the second quarter of 2025. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our faidr and podcasting Apps. As of December 31, 2024, we had cash and cash equivalents of $2,706,319. We have working capital in the amount of approximately $2.2 million as of December 31, 2024. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months as we continue to develop and market our products. We secured $10.9 million of additional financing in 2024, which enabled us to pay down $2.75 million in connection with the Secured Bridge Notes and will only be sufficient to fund our current operating plans into the second quarter of 2025. The Company has based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

The Rollover Securities consist of (i) 463,337 Prefunded Warrants with a per share exercise price of $0.001 per share and (ii) 463,337 Non-Prefunded Warrants with an initial per share exercise price equal to $1.967. The per share exercise price has been adjusted to $0.4930.

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

We issued to the Investor 50,000 Fee Warrants with a five-year term as a loan extension fee. The exercise price of these additional Fee Warrants was initially $1.967. The Fee Warrants have a price adjustment provision which will adjust the exercise price downward in the event that we issue equity securities in the future at an effective per share price below the then current exercise price. The per share exercise price has been adjusted to $0.4930. In order to assure compliance with applicable Nasdaq rules, the Fee Warrants shall not be exercisable for six months following the date of issue.

We agreed to adjust the exercise price of the Investor’s Existing Warrants from $15.25 (after adjustment for the recent reverse stock) to $1.967 per share, and further to $0.4930.

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

Replacement Equity Line with White Lion

On November 6, 2023, we entered into a new Common Stock Purchase Agreement and a related registration rights agreement with White Lion. Pursuant to the new Common Stock Purchase Agreement, we have the right, but not the obligation to require White Lion to purchase, from time to time until December 31, 2024, up to $10,000,000 in aggregate gross purchase price of newly issued shares of our common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. In connection with the new Common Stock Purchase Agreement, the parties agreed to terminate the previous Common Stock Purchase Agreement with White Lion. Through December 31, 2024, we have sold 4,815,263 shares to White Lion for total proceeds of $8,176,048. This Common Stock Purchase Agreement expired on December 31, 2024.

On November 25, 2024, we entered into a new equity line Common Stock Purchase Agreement and a related registration rights agreement with White Lion. Pursuant to the new Common Stock Purchase Agreement, we have the right, but not the obligation to require White Lion to purchase, from time to time until December 31, 2025, up to $10,000,000 in aggregate gross purchase price of newly issued shares of our common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.

We currently have effective registration statements that registers for resale by White Lion up to 20,000,000 shares of common stock that we may issue to White Lion under the New Equity Line Purchase Agreement. As of March 5, no shares have been issued under this agreement. After White Lion has acquired shares under the Equity Line Purchase Agreement, it may sell all, some or none of those shares. Sales to White Lion by us pursuant to the Equity Line Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock.

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

The following table summarizes the statements of cash flows for the years ended December 31, 2024 and 2023:

Cash Flow Analysis	Year Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	(5,093,143)	(4,504,207)
Investing activities	(1,004,345)	(1,031,566)
Financing activities	7,999,251	4,678,895
Change in cash	1,901,763	(856,878)

Operating Activities

Cash used in operating activities for the year ended December 31, 2024 was $5,093,143, primarily resulting from our net loss of $8,722,039, offset by $3,440,638 of non-cash charges related to depreciation and amortization, share-based compensation expense, change in fair value of warrants, and amortization of ROU asset. The net loss was further impacted by a change in working capital of $188,258. Cash used in operating activities for both periods consisted of personnel-related expenditures, marketing and promotion costs, and public company administrative support costs such as legal and other professional support services.

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

Investing Activities

Cash flows used in investing activities for the years ended December 31, 2024 and December 31, 2023 consisted primarily of capitalization of software development expenses of $992,147 and $1,029,157, respectively.

Financing Activities

Cash flows generated in financing activities for the year ended December 31, 2024 was $7,999,251 and related primarily to cash proceeds from the issuance of preferred and common shares of $10,959,602 and repayment of notes payable of $2,750,000.

Cash flows generated in financing activities for the year ended December 31, 2023 was $4,678,895 and related primarily to cash proceeds from the issuance of common shares of $4,016,523 and proceeds from related party debt of $750,000.

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $89,428,436 and $80,543,330 as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024 and December 31, 2023, we had cash of $2,706,319 and $804,556, respectively. Our cash is comprised primarily of demand deposit accounts and money market funds. We secured $10.9 million of additional financing in 2024, which enabled us to pay down $2.75 million in connection with the Secured Bridge Notes and will only be sufficient to fund our current operating plans into the second quarter of 2025. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Contractual Obligations

The following table summarizes our contractual obligations included on our Balance Sheet as of December 31, 2024, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease commitments:
Office lease (1)	$81,493	$28,405	$53,088	$0	$–
Total operating lease commitments	$81,493	$28,405	$53,088	$0	$–

(1)	Represents minimum payments due for the lease of office space.

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

The fair value of each award is determined using the Black-Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, and the risk-free interest rate over the expected life of the option. The expected volatility was determined considering comparable companies historical stock prices as a peer group for the fiscal year the grant occurred and prior fiscal years for a period equal to the expected life of the option. The risk-free interest rate was the rate available with a term equal to the expected life of the option. The expected life of the option was estimated based on a mid-point method calculation.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

We had cash and cash equivalents totaling $2,706,319 as of December 31, 2024. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Auddia, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Auddia, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Haynie & Company

Salt Lake City, Utah

March 5, 2025

We have served as the Company’s auditor since 2023.

Auddia, Inc.

Balance Sheets

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,706,319	$804,556
Accounts receivable, net	353	494
Prepaid assets	45,667	50,608
Other current assets	10,039	7,150
Total current assets	2,762,378	862,808

Non-current assets:
Property and equipment, net of accumulated depreciation	12,281	18,099
Intangible assets, net of accumulated amortization	3,416	3,947
Software development costs, net of accumulated amortization	2,308,230	3,347,935
Operating lease right of use asset	74,257	–
Deferred offering costs	137,766	170,259
Total non-current assets	2,535,950	3,540,240
Total assets	$5,298,328	$4,403,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	507,663	$911,664
Notes payable to related party, net of debt issuance costs	–	3,025,000
Current portion of operating lease liability	28,405	–
Stock awards liability	14,852	45,964
Total current liabilities	550,920	3,982,628
Non-current operating lease liability	53,088	–
Total liabilities	604,008	3,982,628

Commitments and contingencies (Note 5)

Shareholders’ equity:
Series B Preferred stock - $0.001 par value, 2,314 and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	–
Common stock - $0.001 par value, 100,000,000 authorized and 6,761,427 and 854,162 shares issued and outstanding as of December 31, 2024 and 2023, respectively (1)	6,761	854
Additional paid-in capital	94,115,993	80,962,896
Accumulated deficit	(89,428,436)	(80,543,330)
Total shareholders’ equity	4,694,320	420,420
Total liabilities and shareholders’ equity	$5,298,328	$4,403,048

(1)	The Company’s common stock outstanding as of December 31, 2023 has been retroactively restated for the effect of the 25-for-1 reverse stock split effective February 26, 2024.

See Accompanying Notes to Financial Statements.

Auddia, Inc.

Statements of Operations

	For the Year Ended
	December 31,
	2024	2023
Revenue	$–	$–

Operating expenses:
Direct cost of services	202,950	181,679
Sales and marketing	860,677	1,096,106
Research and development	1,020,609	781,017
General and administrative	3,845,302	3,576,729
Depreciation and amortization	1,987,601	1,840,837
Total operating expenses	7,917,139	7,476,368
Loss from operations	(7,917,139)	(7,476,368)

Other expense:
Interest expense	(172,512)	(1,331,128)
Change in fair value of warrants	(632,388)	–
Total other expense	(804,900)	(1,331,128)
Loss before income taxes	(8,722,039)	(8,807,496)
Provision for income taxes	–	–
Net loss	$(8,722,039)	$(8,807,496)

Net loss per share attributable to common stockholders
Basic and diluted	$(3.39)	$(12.93)

Weighted average common shares outstanding (1)
Basic and diluted	2,570,299	681,229

(1)	The Company’s weighted average common shares outstanding for the year ended December 31, 2023 have been retroactively restated for the effect of the 25-for-1 reverse stock split effective February 26, 2024.

See Accompanying Notes to Financial Statements.

Auddia Inc.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2023	–	$–	854,162	$854	$80,962,896	$(80,543,330)	$420,420
Issuance of common shares, net of costs	–	–	5,903,049	5,903	8,715,124	–	8,721,027
Offering costs	–	–	–	–	(257,128)	–	(257,128)
Share-based compensation	–	–	–	–	736,797	–	736,797
Issuance of Series B preferred stock and warrants	2,314	2	–	–	2,238,573	–	2,238,575
Conversion of debt to equity	–	–	–	–	1,543,772	–	1,543,772
Issuance of restricted stock units	–	–	4,216	4	12,891	1	12,896
Capitalized dividends	–	–	–	–	163,068	(163,068)	–
Net loss	–	–	–	–	–	(8,722,039)	(8,722,039)
Balance, December 31, 2024	2,314	$2	6,761,427	$6,761	$94,115,993	$(89,428,436)	$4,694,320

	Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2022 (1)	–	$–	506,198	$506	$75,585,411	$(71,735,834)	$3,850,083
Issuance of common shares, net of costs	–	–	283,861	284	3,963,601	–	3,963,885
Adjustments related to reverse stock split	–	–	56,310	56	(56)	–	–
Exercise of restricted stock units	–	–	7,830	8	(8)	–	–
Issuance of warrants	–	–	–	–	383,004	–	383,004
Share-based compensation	–	–	–	–	1,025,420	–	1,025,420
Revaluation of share-based compensation liability	–	–	–	–	5,524	–	5,524
Cancelled shares	–	–	(37)	–	–	–	–
Net loss	–	–	–	–	–	(8,807,496)	(8,807,496)
Balance, December 31, 2023	–	$–	854,162	$854	$80,962,896	$(80,543,330)	$420,420

(1)	The Company’s changes in stockholders’ equity for the year ended December 31, 2023 has been retroactively restated for the effect of the 25-for-1 reverse stock split effective February 26, 2024.

See Accompanying Notes to Financial Statements.

Auddia Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,722,039)	$(8,807,496)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance charge associated with debt issuance cost	–	882,049
Depreciation and amortization	2,050,399	1,840,837
Share-based compensation expense	736,797	1,025,420
Change in fair value of warrants	632,388	–
Amortization of ROU asset	21,054	–
Change in assets and liabilities:
Accounts receivable	141	(357)
Prepaid assets	4,941	(2,802)
Other current assets	(2,886)	(7,150)
Accounts payable and accrued liabilities	199,882	565,292
Lease liabilities	(13,820)	–
Net cash used in operating activities	(5,093,143)	(4,504,207)

Cash flows from investing activities:
Purchase of property and equipment	(12,198)	(2,409)
Software capitalization	(992,147)	(1,029,157)
Net cash used in investing activities	(1,004,345)	(1,031,566)

Cash flows from financing activities:
Offering costs in connection with the issuance of preferred shares	(192,135)	–
Net settlement of share-based compensation liability	(31,112)	(87,628)
Proceeds from related party debt, net of original issue discount	–	750,000
Repayments of related party debt	(2,750,000)	–
Proceeds from issuance of preferred shares, net of issuance costs	2,238,575	–
Net settlement related to restricted stock units	12,896	–
Proceeds from issuance of common shares, net of issuance costs	8,721,027	4,016,523
Net cash provided by financing activities	7,999,251	4,678,895

Net decrease in cash	1,901,763	(856,878)

Cash, beginning of year	804,556	1,661,434

Cash and restricted cash, end of period	$2,706,319	$804,556

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,045	$6,000
Cash paid for taxes	$–	$–

Supplemental disclosures of non-cash activity:
Reclassification of deferred offering costs	$64,993	$52,637
Capitalized dividends	$163,068	$–
Original issue discount and issuance of warrants on related party debt	$–	$458,004
Issuance of warrants in connection with related party notes	$911,384	$–
Right of use asset and assumption of operating lease liability	$95,311	$–

See Accompanying Notes to Financial Statements.

Auddia Inc.

Notes to Financial Statements

For the Years Ended December 31, 2024 and 2023

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

2024 Reverse Stock Split

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

The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to valuation of capital stock, warrants and options to purchase shares of the Company’s common stock, and the estimated recoverability and amortization period for capitalized software development costs. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

Cash and Cash Equivalents

The Company had cash on hand of $2,703,391 and $801,448 as of December 31, 2024 and 2023, respectively.

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had cash equivalents of $2,927 and $3,108 as of December 31, 2024 and 2023, respectively.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. As of December 31, 2024 and 2023, the Company had approximately $2.2 million and $0.6 million, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

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

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are considered impaired and expensed during the period of such determination. Software development costs of $992,147 and $1,029,157 were capitalized for the years ended December 31, 2024 and 2023, respectively. Amortization of capitalized software development costs were $2,031,852 and $1,815,447 for the years ended December 31, 2024 and 2023, respectively, and are included in depreciation and amortization expense.

Long-Lived Assets

The Company reviews its tangible and limited lived intangible long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. If a potential impairment is indicated, the Company compares the carrying amount of the asset to the undiscounted future cash flows associated with the asset. In the event the future cash flows are less than their carrying value, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined long-lived assets were not impaired at December 31, 2024 and 2023.

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

Right of Use Assets and Lease Liabilities

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize almost all leases on the balance sheet as a Right-of-use (“ROU”) asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard became effective for the Company beginning January 1, 2019. The Company adopted ASC 842 using the modified retrospective approach, by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC 842.

Under ASC 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As the Company’s lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in determining the present value of lease payments.

Operating leases are included in operating lease right of use asset and operating lease liabilities, current and non-current, on the Company’s accompanying balance sheets.

Revenue Recognition

Revenue will be measured according to Accounting Standards Codification (“ASC”) 606, Revenue – Revenue from Contracts with Customers, and will be recognized based on consideration specified in a contract with a customer and will exclude any sales incentives and amounts collected on behalf of third parties. The Company will recognize revenue when it satisfies a performance obligation by transferring control over a service or product to a customer. To achieve this core principle, the Company applies the following five steps: (1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the company satisfies a performance obligation. The Company will report revenues net of any tax assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in the accompanying statements of operations. Collected taxes, if applicable, will be recorded within other current liabilities until remitted to the relevant taxing authority.

Subscriber revenue will consist primarily of subscription fees and other ancillary subscription-based revenues. Revenue will be recognized on a straight-line basis when the performance obligations to provide each service for the period have been satisfied, which is over time as our subscription services are continuously available and can be consumed by customers at any time. There is no revenue recognized for unpaid trial subscriptions.

Customers may pay for the services in advance of the performance obligation and therefore these prepayments will be recorded as deferred revenue. The deferred revenue will be recognized as revenue in the accompanying statements of operations as the services are provided.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2024 and 2023 was $355,303 and $585,876, respectively.

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

Liquidity, Capital Resources and Going Concern

The Company had cash and cash equivalents of $2,706,319 as of December 31, 2024. The Company will need additional funding to complete the development of the full product line and scale products with a demonstrated market fit. The Company raised an additional $10.9 million during 2024 and paid down $2.75 million in Secured Bridge Notes and will only be sufficient to fund our current operating plans into the second quarter of 2025. Management has plans to secure such additional funding. If the Company is unable to raise capital when needed or on acceptable terms, the Company will be forced to delay, reduce, or eliminate technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management has plans to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, such as the White Lion equity line of credit and additional future financing agreements. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s current level of cash is not sufficient to execute the business plan. For the foreseeable future, the Company will incur significant operating expenses, capital expenditures and working capital funding that will deplete cash on hand during the second quarter of 2025.

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

Note 2 – Property & Equipment, Intangible Assets, and Software Development Costs

Property and equipment and software development costs consisted of the following as of:

	December 31, 2024	December 31, 2023

Computers and equipment	$110,551	$102,348
Furniture	11,258	7,263
Accumulated depreciation	(109,528)	(91,512)
Total property and equipment, net	$12,281	$18,099

Domain name	$3,947	$3,947
Accumulated amortization	(531)	–
Total intangible assets, net	$3,416	$3,947

Software development costs	$8,577,815	$7,655,206
Accumulated amortization	(6,269,585)	(4,307,271)
Total software development costs, net	$2,308,230	$3,347,935

The Company recognized depreciation expense of $18,016 and $25,391 for the years ended December 31, 2024 and 2023, respectively, related to property and equipment, amortization expense of $531 and $0 for the years ended December 31, 2024 and 2023, respectively, related to intangible assets, and amortization expense of $2,031,852 and $1,815,447 for the years ended December 31, 2024 and 2023, respectively, related to software development costs.

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31, 2024	December 31, 2023

Accounts payable and accrued liabilities	$495,312	$424,510
Credit cards payable	12,351	16,975
Accrued interest	–	470,179
	$507,663	$911,664

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

As of December 31, 2024 and 2023, the balance of the Prior Note, net of debt issuance costs, was $0 and $2,200,000, respectively. Interest expense related to the Prior Note, including interest incurred, amortization of the debt discount, and the warrant amortization for the years ended December 31, 2024 and 2023 was $121,000 and $868,084, respectively. As of December 31, 2024 and 2023, the balance of the New Note issued in April 2023, net of debt issuance costs, was $0 and $825,000 respectively. Interest expense related to the New Note, including interest incurred, amortization of the debt discount, and the warrant amortization for the years ended December 31, 2024 and 2023 was $45,205 and $401,441.

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

The Rollover Securities consist of (i) 463,337 prefunded common stock warrants with a per share exercise price of $0.001 per share (the “Prefunded Warrants”) and (ii) 463,337 non-prefunded warrants (the “Non-Prefunded Warrants”) with an initial per share exercise price equal to $1.967. The per share price has been adjusted to $0.4930.

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

The Company issued to the Investor 50,000 new common stock warrants with a five-year term as a loan extension fee (“Fee Warrants”). The exercise price of these additional Fee Warrants was initially $1.967. The Fee Warrants have a price adjustment provision which will adjust the exercise price downward in the event that the Company issues equity securities in the future at an effective per share price below the then current exercise price. The per share exercise price has been adjusted to $0.4930. In order to assure compliance with applicable Nasdaq rules, the Fee Warrants shall not be exercisable for six months following the date of issue.

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

The Company agreed to adjust the exercise price of the Investor’s Existing Warrants from $15.25 (after adjustment for the recent reverse stock) to $1.967 per share, and further to $0.4930.

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

Note 5 – Commitments and Contingencies

Operating Lease

On March 25, 2024, the Company entered into a new 37-month operating lease commencing on April 1, 2024 with two separate two year renewal options. The monthly base rent for months two through 14 is $2,456, increasing to $3,070 for months 15 through 26, and ending at $3,684 for months 27 through 37. Rent expense, as part of general and administrative expenses in the statements of operations, was $85,842 and $61,724 for the years ended December 31, 2024 and 2023, respectively, which consisted of the new operating lease and a temporary month-to-month lease the Company entered into until a long-term space was identified.

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

Note 6 - Share-based Compensation

Stock Options

The fair value of each option award is estimated on the date of grant using a Black Scholes option valuation model that uses the assumptions noted in the following table. Because Black Scholes option valuation models incorporate ranges of assumptions for inputs, these ranges are disclosed. Expected volatilities and based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The expected term of options granted is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	December 31, 2024	December 31, 2023
Per share fair value at grant date	$0.42 - $88.85	$5.68 - $88.85
Risk-free interest rate	0.9% - 272%	0.9% - 272%
Expected volatility	77.04% – 10,900%	77.04% - 10,900%
Dividend yield	0%	0%
Expected life in years	5.0 – 6.4	5.24 – 6.38

The following table presents the activity for stock options outstanding:

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2022	66,527	$61.13
Granted	26,726	11.42
Forfeited/canceled	(8,358)	37.76
Exercised	–	–
Outstanding - December 31, 2023	84,895	47.79
Granted	500,000	0.51
Forfeited/canceled	(1,493)	58.39
Exercised	–	–
Outstanding - December 31, 2024	583,402	$7.24

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding**			Options Exercisable**
Exercise Prices	Number	Price	Life*	Number	Price*
$0.51	500,000	$0.51	10.00	500,000	$0.51
$72.39	2,131	$72.39	2.86	2,131	$72.39
$106.50	6,853	$106.50	4.48	6,853	$106.50
$69.75	30,891	$69.75	5.97	29,041	$69.75
$44.75	7,250	$44.75	6.67	5,562	$44.75
$30.25	15,577	$30.25	7.69	15,577	$30.25
$9.90	2,000	$9.90	8.44	500	$9.90
$6.25	18,700	$6.25	8.95	2,750	$6.25
Total - December 31, 2024	583,402			562,414

________________________

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.
**	The Company’s options summarized above have been retroactively restated for the effect of the 25-for-1 reverse stock split.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2022	22,554	$53.61
Granted	1,500	31.00
Forfeited/canceled	(4,734)	45.66
Exercised	(7,830)	45.66
Outstanding - December 31, 2023	11,490	59.36
Granted	–	–
Forfeited/canceled	(500)	–
Exercised	(6,245)	61.74
Outstanding - December 31, 2024	4,745	$56.52

The Company recognized share-based compensation expense related to stock options and restricted stock units of $736,797 and $1,025,420 for the years ended December 31, 2024 and 2023, respectively. The remaining unvested share-based compensation expense of $181,805 is expected to be recognized over the next 36 months.

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

The White Lion Common Stock Purchase Agreement prohibits the Company from issuing and selling any shares of common stock to White Lion to the extent such shares, when aggregated with all other shares of our common stock then beneficially owned by White Lion, would cause White Lion’s beneficial ownership of common stock to exceed 9.99% (the “Beneficial Ownership Cap”).

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

During the year ended December 31, 2024, the Company closed on several sales of Common Stock under the White Lion Purchase Agreement. As a result, the Company issued an aggregate of 4,815,263 common shares and received aggregate proceeds of approximately $8.2 million.

Common Stock Purchase Agreement

On November 25, 2024, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion. Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $10,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.

At-the-Market Sales Agreement

During the year ended December 31, 2024, the Company issued 1,317,464 shares for aggregate proceeds of approximately $0.7 million pursuant to an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”).

Under the Sales Agreement, the Company may sell shares of its common stock having an aggregate offering price of up to $10,000,000 from time to time, through an “at the market offering” (the “ATM Offering”). The aggregate market value of shares that the Company can sell under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction.

$2.3 Million Convertible Preferred Stock and Warrants Financing

On April 23, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock and warrants financing. The Company received $2,314,000 of gross proceeds in connection with the closing of this financing.

At the closing, the Company issued 2,314 shares of Series B convertible preferred stock (“Series B Preferred Stock”) at a purchase price of $1,000 per share of Series B Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at an initial conversion price (“Conversion Price”) of $1.851 per share of Common Stock. The Company also issued warrants (“Warrants”) exercisable for 1,250,137 shares of Common Stock with a five-year term and an initial exercise price of $1.851 per share. The current conversion and exercise price has been adjusted to $0.4930. The proceeds of this financing, together with other available cash resources, were used to repay outstanding debt and for general corporate purposes.

Holders of the Series B Preferred Stock will be entitled to dividends in the amount of 10% per annum, payable quarterly. The Company has the option to pay dividends on the Series B Preferred Stock in additional shares of Common Stock. The Company also has the option to cumulate or “capitalize” the dividends, in which case the accrued dividend amount shall be added to the stated value of each share of Series B Preferred Stock. As of December 31, 2024, the Company has elected to capitalize all dividends declared.

Warrants

The following table presents the activity for warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2022	178,884	$115.50
Granted	38,000	$15.25
Forfeited/cancelled/restored	–	$–
Exercised	–	$–
Outstanding - December 31, 2023	216,884	$96.00
Granted	2,226,811	$1.85
Forfeited/cancelled	(14,154)	$–
Exercised	–	$–
Outstanding - December 31, 2024	2,429,541	$15.00

During the year ended December 31, 2024, in connection with the payoff of the New Note and Prior Note, the Company issued 2,226,811 warrants to purchase shares of common stock at the exercise price of $1.967. The per share exercise price has been adjusted to $0.4930.

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

Note 8 – Income Taxes

For the years ended December 31, 2024 and 2023, the Company recorded no income tax benefit for the net operating losses incurred during the year, due to the uncertainty of realizing a benefit from those items.

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate reported in the financial statements:

	2024	2023
U.S. federal statutory rate	21.0%	21.0%
Effects of:
State and local taxes, net of federal benefit	4.5%	4.5%
Prior year true-ups	(1.0)%	(1.0)%
Other	(0.1)%	(0.1)%
Change in valuation allowance	(24.4)%	(24.4)%
Effective rate	–%	–%

Significant components of the Company’s deferred tax assets as of December 31, 2024 and 2023 are summarized below.

	2024	2023
Deferred tax assets:
Federal net operation losses	$4,716,750	$4,141,314
State net operation losses	1,153,016	713,407
Stock based compensation	840,860	731,311
Other assets	154,788	12,773
Total deferred tax assets	6,909,306	5,598,805

Deferred income tax liabilities:
Capitalized software	–	(742,450)
Property & equipment	(1,270)	(4,451)
Total deferred tax liabilities	(1,270)	(746,901)

Net deferred tax assets	6,908,036	4,851,904

Valuation allowance	(6,908,036)	(4,851,904)

Net deferred tax asset, net of valuation allowance	$–	$–

For the year ended December 31, 2024, the Company has federal and state net operating loss carryforwards of $22,457,710 and $955,911, respectively.

The federal net operating loss carryforwards do not have an expiration, however, are limited to 80% of the excess of taxable income over the total net operating loss deduction. The state net operating loss carryforwards will conform to the federal provisions.

After weighing all available positive and negative evidence for the years ended December 31, 2024 and 2023, the Company has recorded a valuation allowance of $6,908,036 and $4,851,904, respectively.

The Company continuously monitors its current and prior filing positions in order to determine if any unrecognized tax positions should be recorded. The analysis involves considerable judgement and is based on the best information available. For the years ended December 31, 2024 and 2023, the Company is not aware of any positions which require an uncertain tax position liability.

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

2024 Reverse Stock Split

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

As of December 31, 2024 and 2023, 3,018,188 and 313,269, respectively of potentially dilutive weighted average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

Note 10 – Subsequent Events

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. Based upon this review, other than as set forth below, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 19, 2025, the Company issued 1,033,706 shares for aggregate proceeds of approximately $0.5 million under the ATM financing arrangement.

On February 19, 2025, 140 shares of Series B Preferred stock were converted to 283,116 shares of Common stock. Additionally, on February 19, 2025, the Series B Preferred stockholders converted their capitalized dividends into 283,116 shares of Common stock.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2024.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

We remediated a material weakness (as described in our Form 10-K for the year ended December 31, 2023) during the year ended December 31, 2024.

Item 9B.	Other Information

During the period ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive officers and directors

Set forth below are the names, ages and positions of our executive officers and directors as of March 5, 2025.

Name	Age	Position(s) held	Served as a Director and/or Officer Since
Executive Officers
Jeffrey Thramann, M.D.	60	Executive Chairman and Director	2012
Michael Lawless	62	Chief Executive Officer, Secretary & Director	2012
John Mahoney	59	Chief Financial Officer	2023
Peter Shoebridge	61	Chief Technology Officer	2013

Non-Employee Directors
Stephen Deitsch	53	Director, Lead Independent Director	2021
Timothy J. Hanlon	59	Director	2021
Thomas Birch	72	Director	2021

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

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed to date in 2024.

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

Each written proposal for a nominee must contain: (1) the name, age, business address and residence address of such nominee, (2) the principal occupation or employment of such nominee, (3) the class and number of shares of each class of capital stock of the Company which are owned of record and beneficially by such nominee, (4) the date or dates on which such shares were acquired and the investment intent of such acquisition, (5) a statement whether such nominee, if elected, intends to tender, promptly following such person’s failure to receive the required vote for election or reelection at the next meeting at which such person would face election or re-election, an irrevocable resignation effective upon acceptance of such resignation by the board, and (6) such other information concerning such nominee as would be required to be disclosed in a proxy statement soliciting proxies for the election of such nominee as a director in an election contest (even if an election contest is not involved), or that is otherwise required to be disclosed pursuant to Section 14 of the 1934 Act and the rules and regulations promulgated thereunder (including such person’s written consent to being named as a nominee and to serving as a director if elected).

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

Compensation Committee Interlocks and Insider Participation

None of the current members of our compensation committee has at any time been one of our officers or employees. None of our executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee during the year ended December 31, 2024.

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

Rule 10b5-1 Sales Plans

Our policy governing transactions in our securities by directors, officers, and employees permits our officers, directors, and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place and can only put such plans into place while the individual is not in possession of material non-public information. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. During 2024, none of our directors or executive officers had a Rule 10b5-1 trading plan in effect.

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

Number of Meetings

The board held a total of six meetings in 2024. In 2024, our Audit Committee held five meetings, our Compensation Committee held five meetings, and our Nominating and Governance Committee held three meetings. Each director attended at least 75% of the aggregate of the total number of meetings of the board and the board committees on which he served.

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

Our board of directors approved the following compensation for our non-employee directors in 2024. Our non-employee directors will receive annual cash compensation of (i) $25,000 for service on the board (ii) $20,000 for service as the Audit Committee chair, (iii) $10,000 for Compensation Committee chair, and (iv) $10,000 for Nominating and Governance Committee chair. All cash payments will be made quarterly in arrears, and pro-rated for any partial quarters of service.

The following Director Compensation Table summarizes the compensation of each of our non-employee directors for services rendered to us during the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Stephen Deitsch	45,000	–	–	1,544	46,544
Timothy J. Hanlon	35,000	–	–	1,544	36,544
Thomas Birch	35,000	–	–	1,544	36,544

(1)	Relates to cash payment made to directors for tax liability on RSUs.

Item 11.	Executive Compensation

Executive Compensation Overview

As an “emerging growth company,” we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act.

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during our fiscal year 2024, and our next two most highly compensated executive officers in respect of their service to our company for fiscal year 2024. Our named executive officers, or the Named Executive Officers, for the year ended December 31, 2024, are:

•	Jeffrey Thramann, our Executive Chairman;
•	Michael Lawless, our Chief Executive Officer; and
•	John Mahoney, our Chief Financial Officer

Summary Compensation Table Year Ended December 31, 2024

The following table contains information about the compensation paid to or earned by each of our Named Executive Officers during the two most recently completed fiscal years.

Name and Principal Position	Year		Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Jeffrey Thramann	2024		317,100	-0-	-0-	211,000-	-0-	528,100
Executive Chairman	2023		300,000	-0-	-0-	-0-	-0-	300,000

Michael Lawless	2024		274,833	-0-	-0-	-0-	-0-	274,833
Chief Executive Officer	2023		260,000	-0-	-0-	-0-	-0-	260,000

John Mahoney	2024		275,000	-0-	-0-	-0-	-0-	275,000
Chief Financial Officer	2023	(4)	26,952	-0-	-0-	106,123	-0-	133,075

(1)	In 2024, the compensations committee approved salary increase for Dr. Thramann from $300,000 to $351,300 and Mr. Lawless from $260,000 to $304,500.
(2)	The “Bonus” column represents discretionary bonuses earned pursuant to our annual incentive bonus program. Each of Dr. Thramann, Mr. Lawless and Mr. Mahoney is each eligible to receive a bonus based on the achievement of certain business goals set by our Board on an annual basis. The maximum bonus opportunity for each of Messrs. Thramann, Lawless and Mahoney, expressed as a percentage of their base salary, is 50%. As of the filing date of this Form 10-K, the Company has not approved or paid any annual cash bonuses for the 2024 year.
(3)	Represents the grant date fair value of RSU and stock option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For information regarding assumptions underlying the valuation of equity awards, see Note 6 to our consolidated financial statements included in this Form 10-K.
(4)	Mr. Mahoney joined the Company in November 2023.

Outstanding Equity Awards at December 31, 2024

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2024.

		Option Awards (1)				Stock Awards (1)(2)

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(4)(3)
Dr. Jeffrey Thramann	8/11/2021 (4)	–	–	–	–	–	–
	2/16/2022 (5)	–	–	–	–	–	–
	12/9/2022 (6)	–	–	–	–	–	–
	12/31/2024 (7)	500,000	–	$0.51	12/31/2034		–

Michael Lawless	8/15/2019 (8)	3,221	–	106.50	8/15/2029	–	–
	8/11/2021 (9)	6,000	–	69.75	8/11/2031	–	–
	9/8/2022 (10)	11,320	–	30.25	9/8/2032	–	–

John Mahoney	12/12/2023 (11)	18,700	–	6.25	12/12/2033	–	–

_______________________

(1)	Each equity award is subject to the terms of our 2021 or 2013 Equity Incentive Plan.
(2)	All RSUs are settled, and shares delivered on the vesting date. Accordingly, there are no vested RSUs that remain outstanding.
(3)	Based on the closing price of a share of the Company’s common stock on the Nasdaq Capital Market of $0.5099 on December 31, 2024.
(4)	Represents RSU awards that vest 50% on February 16, 2022, 25% on February 16, 2023, and 25% on February 16, 2024.
(5)	Represents RSU awards that vest 33% on February 16, 2023, 33% on February 16, 2024, and 34% on February 16, 2025.
(6)	Represents RSU awards that vest 100% on February 16, 2023.
(7)	2024 grant represents option awards that are fully vested upon grant.
(8)	2019 grant represents option awards that vest 50% on August 15, 2019, grant date. The remaining portion of the option vests equally over 48 months.
(9)	2021 grant represents option awards that vest 50% on August 12, 2022, 25% on February 16, 2023, and 25% on February 16, 2024.
(10)	2022 grant represents option awards that vest 50% on the September 8, 2022, grant date. The remaining portion of the option vests in two equal installments on February 16, 2023, and February 16, 2024.
(11)	2023 option awards represent two grants: The first grant of 11,000 options vest in four equal installments, 25% on November 27, 2024, 25% on November 27, 2025, 25% on November 2026 and 25% on November 27, 2027. The second grant of 7,700 options vest 50% on November 27 2025, 25% on November 27, 2026 and 25% on November 27, 2027

Employment Arrangement with Dr. Thramann

Commencing after our February 2021 IPO, Dr. Thramann earns an annual salary of $300,000 for his service as our Executive Chairman. The compensation committee approved a salary increase for Dr Thramann from $300,000 to $351,300, with an effective date of July 1, 2024.

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

The compensation committee approved a salary increase for Mr. Lawless from $260,000 to $304,500, with an effective date of July 1, 2024.

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

Employment Agreement with Mr. Mahoney

On December 18, 2023, we entered into an employment agreement with Mr. Mahoney, effective November 27, 2023. The employment agreement provides for an initial annual base salary of $275,000 as well as an entitlement to an annual incentive bonus, upon certain conditions, in an amount determined by our board of directors. The target annual bonus for Mr. Mahoney, expressed as a percentage of base salary, is 50%.

If the Company terminates Mr. Mahoney’s employment without cause or Mr. Mahoney terminates for good reason, he is entitled to receive nine months of base salary, (ii) up to nine months of paid health insurance under COBRA, and (iii) any earned but unpaid bonus for a prior completed fiscal year. In addition, in the event of a change of control and a subsequent termination of Mr. Mahoney’s employment without cause, the Company will accelerate the vesting of all of unvested stock options as of the later of the effective date of the change in control and the last day of service.

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

The compensation committee approved a salary increase for Mr. Shoebridge from $225,000 to $263,500, with an effective date of July 1, 2024.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 4, 2025, by (i) each person who beneficially owned more than 5% of our outstanding shares of common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, the address of each executive officer and director is c/o Auddia, 1680 38th Street, Suite 130, Boulder, CO 80301.

The number of shares of common stock “beneficially owned” by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of shares of our common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power, and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after March 4, 2025.

The calculations set forth below are based upon 8,594,308 shares of common stock outstanding at March 4, 2025.

Unless otherwise indicated below, and subject to community property laws where applicable, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Jeffrey Thramann (1)	617,908	7.2%

Executive Officers and Directors:
Michael Lawless (2)	21,282	0.2%
John E. Mahoney (3)	2,750	*
Peter Shoebridge (4)	11,458	1.0%
Stephen Deitsch (5)	2,563	*
Thomas Birch (5)	2,563	*
Timothy J. Hanlon (6)	1,282	*
All directors and executive officers as a group (7 persons)	659,806	7.7%

________________

* (1)

Represents beneficial ownership of less than 1%.

Dr. Thramann is also the director of the Company. Includes (i) 79,148 shares of common stock, (ii) 38,760 shares of common stock underlying Series A warrants and (iii) 500,000 shares of common stock underlying stock options exercisable within 60 days of March 4, 2025.

(2)	Includes (i) 741 shares of common stock, and (ii) 20,541 shares of common stock underlying stock options exercisable within 60 days of March 4, 2025.
(3)	Does not include 15,950 of unvested option granted under Mr. Mahoney’s employment agreement.
(4)	Includes vested options granted under our equity incentive plans.
(5)	Includes 2,563 shares of common stock.
(6)	Includes 1,282 shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2024, with respect to all of our equity compensation plans in effect on that date:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	551,741	$6.06	611,119

Equity Compensation Plans Not Approved by Stockholders (2)	24,250	$15.06	–

Total	575,991	$6.44	611,119

_______________

(1)	Consists of stock options granted under the Clip Interactive, LLC 2013 Equity Incentive Plan, as amended and the Auddia Inc. 2021 Equity Incentive Plan, as amended. We ceased granting awards under the 2013 Plan upon the implementation of the 2020 Plan described below.
(2)	Consists of stock options granted under Inducement stock option plans.

The Company’s 2020 Equity Incentive Plan became effective upon the completion of the IPO in February 2021 and serves as the successor equity incentive plan to the 2013 Plan.

The Company’s 2020 Equity Incentive Plan, which became effective upon the completion of the IPO in February 2021, serves as the successor equity incentive plan to the 2013 Plan. The 2020 Plan currently has an aggregate of 1,488,107 shares of common stock authorized for issuance, after giving effect to the “evergreen” increase of 338,071 shares as of January 1, 2025. There are an additional 3,851 shares that expired under the 2013 Equity Incentive Plan that have been added as reserve shares, “Returning Shares” under the 2020 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

The following is a description of transactions or series of transactions since January 1, 2023 to which we were or will be a party, in which:

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

On April 17, 2023, we entered into an additional Secured Bridge Note (“New Note”) financing with Mr. Minicozzi. We received $750,000 of gross proceeds from the New Note financing. The New Note was issued with a principal amount of $825,000, 10% interest rate and a maturity date on July 31, 2023. The New Note is secured by a lien on substantially all of our assets. At maturity of the New Note, Mr. Minicozzi, has the option to convert any original issue discount and accrued but unpaid interest into shares of our common stock at a fixed conversion price of $52.50 per share.

In connection with the New Note financing, we issued 26,000 common stock warrants to Mr. Minicozzi with a five-year term and a fixed $52.50 per share exercise price, from which 13,000 of these common stock warrants are exercisable immediately. The remaining 13,000 common stock warrants would only become exercisable if the maturity date of the New Note is extended in accordance with the terms of the New Note. As of July 31, 2023, we extended the maturity date of the New Note to November 30, 2023. Upon the July 31, 2023 extension, the interest rate on the New Note increased to 20% from 10%, and the remaining portion of the 13,000 common stock warrants became exercisable.

Further, in connection with the New Note financing, we agreed with Mr. Minicozzi to make certain amendments to the Prior Note financing. Specifically, we agreed with Mr. Minicozzi to cancel the 12,000 common stock warrants issued as part of the prior financing and, in lieu of the cancelled warrants, we issued to Mr. Minicozzi common stock warrants for 24,000 common shares with an exercise price of $52.50 per common share and a five-year term. From the newly issued 24,000 common stock warrants, 12,000 common stock warrants were exercisable immediately, while the other 12,000 common stock warrants became exercisable at the time of extension of the maturity date of the Prior Note during May of 2023.

On April 9, 2024, the Company and Mr. Minicozzi entered into an Amendment and Waiver Agreement relating to the Bridge Notes.

The Company agreed to pay $2.75 million in cash to Mr. Minicozzi in repayment of the principal of the Bridge Notes (exclusive of the $275,000 of original issue discount on the Bridge Notes) shortly after the closing by the Company of one or more equity financings with total gross proceeds to the Company of not less than $6,000,000.

On April 26, 2024, the Company repaid $2.75 million of principal on its Secured Bridge Notes.

Effective April 9, 2024, the Investor converted $911,384 (the “Rollover Amount”) which is equal to the (i) unpaid accrued interest on the Bridge Notes plus (ii) the original issue discount (“OID”) on the Bridge Notes, into equity securities of the Company (the “Rollover Securities”).

The Rollover Securities consist of (i) 463,337 prefunded common stock warrants with a per share exercise price of $0.001 per share (the “Prefunded Warrants”) and (ii) 463,337 non-prefunded warrants (the “Non-Prefunded Warrants”) with an initial per share exercise price equal to $1.967. The per share price has been adjusted to $0.4930.

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

The Company issued to Mr. Minicozzi 50,000 new common stock warrants with a five-year term as a loan extension fee (“Fee Warrants”). The exercise price of these additional Fee Warrants was initially $1.967. The Fee Warrants have a price adjustment provision which will adjust the exercise price downward in the event that the Company issues equity securities in the future at an effective per share price below the then current exercise price. The per share price has been adjusted to $0.4930. In order to assure compliance with applicable Nasdaq rules, the Fee Warrants shall not be exercisable for six months following the date of issue.

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

The Company agreed to adjust the exercise price of Mr. Minicozzi’s Existing Warrants from $15.25 (after adjustment for the recent reverse stock) to $1.967 per share, and further to $0.4930.

Mr. Minicozzi will not be able to receive shares upon exercise of any of the foregoing securities, unless prior stockholder approval is obtained, if (i) the number of shares to be issued would exceed 20% of the Company’s outstanding number of shares at a discount to the applicable Nasdaq Minimum Price or (ii) the number of shares to be issued would result in in a Change of Control within the meaning of Nasdaq Rule 5635(b).

Item 14.	Principal Accountant Fees and Services

The firm of Haynie & Company, independent registered public accounting firm, has been selected by the audit committee as auditors for Auddia Inc. (“Auddia”) for the fiscal years ending December 31, 2024 and 2023.

The audit committee is solely responsible for selecting Auddia’s independent registered public accounting firm and has appointed Haynie & Company as auditors for Auddia for the fiscal years ending December 31, 2024 and 2023. Stockholder approval is not required to appoint Haynie & Company as Auddia’s independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees

The following is a summary and description of fees incurred by Haynie & Company for the years ended December 31, 2024 and 2023:

	2024	2023
Audit fees (1)	$91,000	$72,000
Tax fees	–	–
All other fees (2)	139,793	83,000
Total fees	$230,793	$155,000

(1)	Audit fees consist of fees for the audits of our 2024 and 2023 annual financial statements and the review of our 2024 and 2023 interim financial statements.
(2)	All other fees are comprised of expenses related to work performed on potential acquisition targets and equity-related financing filings.

Prior to the selection of Haynie as the Company’s independent auditor in 2023, Dazkal Bolton LLP, an independent registered public accounting firm, served as the Company’s independent auditor. Audit fees, which consisted of the Q1 and Q2 2023 review of our interim financial statements, totaled $58,000.

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

(a) 1. Financial Statements

For a list of the financial statements included herein, see Index to the Financial Statements on page 38 of this Annual Report, incorporated into this Item by reference.

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

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		At-The-Market Issuance Sales Agreement, dated September 13, 2024, by and between Auddia Inc. and Ascendiant Capital Markets, LLC.	8-K	09-13-2024	1.1
2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Certificate of Designation of Series A Preferred Stock filed November 13, 2023	8-K	11-16-2023	3.1
3.3		Certificate of Amendment to the Certificate of Incorporation of the Company dated February 23, 2024	8-K	02-27-2024	3.1
3.4		Series B Convertible Preferred Stock Certificate of Designations dated April 23, 2024	8-K	04-29-2024	3.1
3.5		Bylaws of the Company	8-K	02-22-2021	3.2
3.6		Amendment to Bylaws dated September 6, 2024	8-K	9-12-2024	3.1
3.7		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
3.8		Form of IPO Series A Warrant	S-1/A	02-05-2021	3.6
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of IPO Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities	10-K	03-31-2021	4.3
10.1	#	Form of Auddia Inc. 2020 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.2	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.3		Form of IPO Series A Warrant Agent Agreement	S-1/A	02-05-2021	10.10
10.4	#	First Amendment to 2020 Equity Incentive Plan	S-8	08-10-2021	99.2
10.5	#	Second Amendment to 2020 Equity Incentive Plan				X
10.6	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.3
10.7	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.4
10.8	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	S-8	08-10-2021	99.5
10.9	#	Clip Interactive, LLC 2013 Equity Incentive Plan	S-8	08-10-2021	99.6
10.10	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan	S-8	08-10-2021	99.7
10.11	#	Executive Officer Employment Agreement for Michael Lawless dated October 13, 2021	8-K	10-15-2021	10.1
10.12	#	Executive Officer Employment Agreement for Peter Shoebridge dated October 13, 2021	8-K	10-15-2021	10.2

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

10.13		Secured Promissory Bridge Note dated November 14, 2022	8-K	11-14-2022	10.1
10.14		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.15		Security Agreement dated November 14, 2022	8-K	11-14-2022	10.3
10.16		Secured Promissory Bridge Note dated November 14, 2022	8-K	11-14-2022	10.1
10.17		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.18		Security Agreement dated November 14, 2022	8-K	11-14-2022	10.3
10.19		Secured Promissory Bridge Note dated April 17, 2023	8-K	04-21-2023	10.1
10.20		Common Stock Warrant for 600,000 shares dated April 17, 2023	8-K	04-21-2023	10.2
10.21		Common Stock Warrant for 650,000 shares dated April 17, 2023	8-K	04-21-2023	10.3
10.22		Form of 2023 Placement Agency Agreement	8-K	06-14-23	1.1
10.22		Form of Securities Purchase Agreement dated June 13, 2023 between Auddia Inc. and the Investors named therein	8-K	06-14-23	10.1
10.23	#	Employment Agreement, effective as of November 27, 2023, between Auddia Inc. and John E. Mahoney	8-K	12-18-2023	10.1
10.24		Series A Preferred Securities Purchase Agreement dated November 11, 2023 between Auddia Inc. and Jeffrey Thramann	8-K	11-16-2023	10.1
10.25		Amendment and Waiver dated April 9, 2024 Relating to Senior Secured Bridge Notes	8-K	04-15-2024	10.1
10.26		Form of Securities Purchase Agreement dated April 23, 2024	10-Q	05-14-2024	10.41
10.27		Form of Common Stock Warrant dated April 23, 2024	8-K	04-29-2024	10.2
10.28		Form of Registration Rights Agreement dated April 23, 2024	8-K	04-29-2024	10.3
10.29		Common Stock Purchase Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-25-24	10.1
10.30		Registration Rights Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-25-24	10.2

Exhibit Number	Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

19.1	Insider Trading Policy				X
23.1	Consent of Haynie and Company, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (Included on Signature Page)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1	Auddia Clawback Policy	10-K	04-01-2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace

Item 16.	Form 10-K Summary

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

Date: March 5, 2025

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of March 2025.

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

