Form 10-Q
period 2025-03-31
AUDDIA INC.
filed 2025-05-08
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, there were 620,436 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

AUDDIA INC.

2025 QUARTERLY REPORT ON FORM 10-Q

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

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	the sufficiency of our existing cash to meet our working capital and capital expenditure needs over the next 12 months and our need to raise additional capital;
•	our ability to generate revenue from new software services;
•	our limited operating history;
•	our ability to maintain proper and effective internal financial controls;
•	our ability to continue to operate as a going concern;
•	changes in laws, government regulations and policies and interpretations thereof;
•	our ability to obtain and maintain protection for our intellectual property;
•	the risk of errors, failures or bugs in our platform or products;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to manage our rapid growth and organizational change effectively;
•	the possibility of security vulnerabilities, cyberattacks and network disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions;
•	our compliance with data privacy laws and regulations;
•	our ability to develop and maintain our brand cost-effectively;
•	our ability to maintain the listing of our common stock on the Nasdaq Stock Market; and
•	the other factors set forth elsewhere in this Quarterly Report and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Auddia Inc.

Condensed Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,689,913	$2,706,319
Accounts receivable, net	1,300	353
Prepaid assets	83,183	45,667
Other current assets	10,040	10,039
Total current assets	1,784,436	2,762,378

Non-current assets:
Property and equipment, net of accumulated depreciation	10,932	12,281
Intangible assets, net of accumulated amortization	13,021	3,416
Software development costs, net of accumulated amortization	2,114,166	2,308,230
Operating lease right of use asset	67,009	74,257
Deferred offering costs	84,061	137,766
Total non-current assets	2,289,189	2,535,950
Total assets	$4,073,625	$5,298,328

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$346,035	$507,663
Current portion of operating lease liability	30,875	28,405
Stock awards liability	14,852	14,852
Total current liabilities	391,762	550,920
Non-current operating lease liability	44,961	53,088
Total liabilities	436,723	604,008

Commitments and contingencies (Note 5)

Shareholders' equity:
Series B Preferred stock - $0.001 par value, 2,174 and 2,314 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Common stock - $0.001 par value, 100,000,000 authorized and 510,176 and 397,731 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	510	398
Additional paid-in capital	94,876,149	94,122,356
Accumulated deficit	(91,239,759)	(89,428,436)
Total shareholders' equity	3,636,902	4,694,320
Total liabilities and shareholders' equity	$4,073,625	$5,298,328

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$–	$–

Operating expenses:
Direct cost of services	55,571	48,173
Sales and marketing	235,441	146,395
Research and development	396,703	165,507
General and administrative	630,891	1,210,799
Depreciation and amortization	432,407	483,746
Total operating expenses	1,751,013	2,054,620
Loss from operations	(1,751,013)	(2,054,620)

Other expense:
Interest expense	(1,552)	(152,708)
Total other expense	(1,552)	(152,708)
Loss before income taxes	(1,752,565)	(2,207,328)
Provision for income taxes	–	–
Net loss	$(1,752,565)	$(2,207,328)

Net loss per share attributable to common stockholders
Basic and diluted	$(3.86)	$(33.69)

Weighted average common shares outstanding
Basic and diluted	454,582	65,526

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Changes in Stockholders’ Equity

for the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, December 31, 2024	2,314	$2	397,731	$398	$94,122,356	$(89,428,436)	$4,694,320
Issuance of common shares, net of costs	–	–	78,947	79	672,716	–	672,795
Series B preferred stock converted to common stock	(140)	–	16,654	17	(139,027)	–	(139,010)
Offering costs	–	–	–	–	(55,120)	–	(55,120)
Share-based compensation	–	–	–	–	76,906	–	76,906
Issuance of restricted stock units	–	–	190	–	–	–	–
Capitalized dividends converted to common stock	–	–	16,654	16	139,560	–	139,576
Capitalized dividends	–	–	–	–	58,758	(58,758)	–
Net loss	–	–	–	–	–	(1,752,565)	(1,752,565)
Balance, March 31, 2025	2,174	2	510,176	510	94,876,149	(91,239,759)	3,636,902

	Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, December 31, 2023	–	$–	50,245	$50	$80,963,700	$(80,543,330)	$420,420
Issuance of common shares, net of costs	–	–	78,826	79	3,606,429	–	3,606,508
Offering costs	–	–	–	–	(44,404)	–	(44,404)
Share-based compensation	–	–	–	–	173,289	–	173,289
Net loss	–	–	–	–	–	(2,207,328)	(2,207,328)
Balance, March 31, 2024	–	$–	129,071	$129	$84,699,014	$(82,750,658)	$1,948,485

The accompanying notes are an integral part of these unaudited condensed financial statements.

Auddia Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,752,565)	$(2,207,328)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	432,407	483,746
Share-based compensation expense	76,906	173,289
Amortization of ROU asset	7,249	–
Change in assets and liabilities:
Accounts receivable	(947)	59
Prepaid assets	(37,516)	3,569
Other current assets	–	(58,138)
Accounts payable and accrued liabilities	(163,043)	199,665
Lease liabilities	(5,657)	–
Net cash used in operating activities	(1,443,166)	(1,405,138)

Cash flows from investing activities:
Software capitalization	(236,973)	(273,388)
Intangibles capitalization	(9,628)	–
Net cash used in investing activities	(246,601)	(273,388)

Cash flows from financing activities:
Proceeds from issuance of common shares, net of issuance costs	672,795	3,606,508
Dividends and Series B preferred stock converted to common stock	566	–
Net cash provided by financing activities	673,361	3,606,508

Net increase (decrease) in cash	(1,016,406)	1,927,982

Cash, beginning of year	2,706,319	804,556

Cash and restricted cash, end of period	$1,689,913	$2,732,538

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,553	$1,045
Cash paid for taxes	$–	$–

Supplemental disclosures of non-cash activity:
Reclassification of deferred offering costs	$55,120	$44,404
Capitalized dividends	$58,758	$–
Right of use asset and assumption of operating lease liability	$–	$95,311

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

Interim Financial Information

The condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. The condensed balance sheet as of December 31, 2024 has been derived from the financial statements included in the Company’s annual report on Form 10-K. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The results for any interim period are not necessarily indicative of results for any future period. The Company recorded all adjustments necessary for a fair statement of the results for the interim period and all such adjustments are of a normal recurring nature.

Reverse Stock Splits

On February 27, 2024, the Company effectuated a 1-for-25 reverse stock split.

On March 28, 2025, the Company effectuated a 1-for-17 reverse stock split.

The reverse stock splits did not change the authorized number of shares of the Company’s common stock. No fractional shares were issued and any fractional shares resulting from the reverse stock splits were rounded up to the nearest whole share.

The reverse stock splits applied to the Company’s outstanding warrants, stock options and restricted stock units. The number of shares of common stock into which these outstanding securities are convertible or exercisable were adjusted proportionately as a result of the reverse stock splits. The exercise prices of any outstanding warrants or stock options were also proportionately adjusted in accordance with the terms of those securities and the Company’s equity incentive plans.

As a result of the reverse stock splits, unless described otherwise, all references to common stock, share data, per share data and related information contained in these financial statements have been retrospectively adjusted to reflect the effect of the reverse stock splits for all periods presented. In addition, any fractional shares that would otherwise be issued as a result of the reverse stock splits were rounded up to the nearest whole share. Further, the number of shares issuable and exercise prices of stock options and warrants have been retrospectively adjusted in these financial statements for all periods presented to reflect the reverse stock splits.

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

Going Concern

The Company had cash and cash equivalents of $1,689,913 as of March 31, 2025. The Company will need additional funding to complete the development of the full product line and scale products with a demonstrated market fit. The Company raised an additional $0.7 million during the first quarter of 2025, which will only be sufficient into the third quarter of 2025. Management has plans to secure such additional funding. If the Company is unable to raise capital when needed or on acceptable terms, the Company will be forced to delay, reduce, or eliminate technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management has plans to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, such as the White Lion equity line of credit (refer to Note 7) and additional future financing agreements. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s current level of cash is not sufficient to execute the business plan. For the foreseeable future, the Company will incur significant operating expenses, capital expenditures and working capital funding that will deplete cash on hand during the third quarter of 2025.

Cash and Cash Equivalents

The Company had cash on hand of $1,687,030 and $2,703,392 as of March 31, 2025 and December 31, 2024, respectively.

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had cash equivalents of $2,883 and $2,927 as of March 31, 2025 and December 31, 2024, respectively.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. As of March 31, 2025, the Company had approximately $1.2 million in excess of federally insured limits. As of December 31, 2024, the Company had approximately $2.2 million in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

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

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are considered impaired and expensed during the period of such determination. The Company determined that no such impairments were required during the three months ended March 31, 2025 and 2024. Software development costs of $236,973 and $273,388 were capitalized for the three months ended March 31, 2025 and 2024, respectively. Amortization of capitalized software development costs was $431,037 and $476,918 for the three months ended March 31, 2025 and 2024, respectively, and is included in depreciation and amortization expense in the Company’s condensed statement of operations.

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

Share-Based Compensation

The Company accounts for share-based compensation arrangements with employees, directors, and consultants and recognizes the compensation expense for share-based awards based on the estimated fair value of the awards on the date of grant in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”).

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

Note 2 – Property & Equipment, Intangible Assets, and Software Development Costs

Property and equipment and software development costs consisted of the following as of:

	March 31, 2025	December 31, 2024

Computers and equipment	$110,551	$110,551
Furniture	11,258	11,258
Accumulated depreciation	(110,877)	(109,528)
Total property and equipment, net	$10,932	$12,281

Domain name	$3,947	$3,947
Patents	9,627	–
Accumulated amortization	(553)	(531)
Total intangible assets, net	$13,021	$3,416

Software development costs	$8,814,788	$8,577,815
Accumulated amortization	(6,700,622)	(6,269,585)
Total software development costs, net	$2,114,166	$2,308,230

The Company recognized depreciation expense of $1,348 and $6,494 for the three months ended March 31, 2025 and 2024, respectively, related to property and equipment, amortization expense of $22 and $334 for the three months ended March 31, 2025 and 2024, respectively, related to intangible assets, and amortization expense of $431,037 and $476,918 for the three months ended March 31, 2025 and 2024, respectively, related to software development costs.

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	March 31, 2025	December 31, 2024

Accounts payable and accrued liabilities	$330,143	$495,312
Credit cards payable	15,892	12,351
	$346,035	$507,663

Note 4 – Notes Payable to Related Party, net of debt issuance costs

On April 9, 2024, the Company and the investor entered into an Amendment and Waiver Agreement relating to the Company’s outstanding Bridge Notes. Refer to the Company’s Form 10-K for the year ended December 31, 2024 for additional information regarding the Bridge Notes.

The Company agreed to pay $2.75 million in cash to the holder in repayment of the principal of the Bridge Notes (exclusive of the $275,000 of original issue discount on the Bridge Notes) shortly after the closing by the Company of one or more equity financings with total gross proceeds to the Company of not less than $6,000,000.

On April 26, 2024, the Company repaid $2.75 million of principal on its outstanding Secured Bridge Notes.

Effective April 9, 2024, the holder converted $911,384 (the “Rollover Amount”) which is equal to the (i) unpaid accrued interest on the Bridge Notes plus (ii) the original issue discount (“OID”) on the Bridge Notes, into equity securities of the Company (the “Rollover Securities”).

The Rollover Securities consist of (i) 27,256 prefunded common stock warrants with a per share exercise price of $0.001 per share (the “Prefunded Warrants”) and (ii) 27,256 non-prefunded warrants (the “Non-Prefunded Warrants”) with a per share exercise price equal to $6.2934.

The number of Non-Prefunded Warrants was determined by dividing the Rollover Amount by $33.49 (the original exercise price). The number of Non-Prefunded Warrants is equal to the number of Prefunded Warrants (i.e. 100% warrant coverage). The Non-Prefunded Warrants have a price adjustment provision which will adjust the exercise price downward in the event that the Company issues equity securities in the future at an effective per share price below the then current exercise price. The original exercise price of $33.49 has been subsequently adjusted to $6.2934. In order to assure compliance with applicable Nasdaq rules, the Non-Prefunded Warrants shall not be exercisable for six months following the date of issue.

The Company issued to the holder 2,942 new common stock warrants with a five-year term as a loan extension fee (“Fee Warrants”). The Fee Warrants have a price adjustment provision which will adjust the exercise price downward in the event that the Company issues equity securities in the future at an effective per share price below the then current exercise price. The original exercise price of $33.49 has been subsequently adjusted to $6.2934. In order to assure compliance with applicable Nasdaq rules, the Fee Warrants shall not be exercisable for six months following the date of issue.

The Non-Prefunded Warrants and Fee Warrants had a total valuation of $811,402 and the Prefunded Warrants had a valuation of $732,370. As a result, the Company recorded $911,384 as a non-cash charge in connection with the issuance of warrants related to the Bridge Notes and a change in the fair value of warrants of $632,388 upon payoff of the debt. All warrants were classified as equity as they were indexed to the Company’s shares in accordance with ASC 815-40.

Note 5 – Commitments and Contingencies

Operating Lease

On March 25, 2024, the Company entered into a 37-month operating lease commencing on April 1, 2024 with two separate two year renewal options. The monthly base rent for months two through 14 is $2,456, increasing to $3,070 for months 15 through 26, and ending at $3,684 for months 27 through 37. Rent expense, as part of general and administrative expenses in the statements of operations, was $8,960 and $22,480 for the three months ended March 31, 2025 and 2024, respectively, which consisted of the new operating lease and a temporary month-to-month lease the Company entered into until a long-term space was identified.

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

Note 6 – Share-based Issuances

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

The following table presents the activity for stock options outstanding:

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2024	34,341	$123.88
Granted	–	–
Forfeited/canceled	–	–
Exercised	–	–
Outstanding – March 31, 2025	34,341	$123.88

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2023	4,994	$812.43
Granted	–	–
Forfeited/canceled	–	–
Exercised	–	–
Outstanding – March 31, 2024	4,994	$812.43

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding**			Options Exercisable**
Exercise Prices	Number	Price	Life*	Number	Price*
$8.67	29,413	$8.67	9.76	29,413	$8.67
$1,230.63	131	$1,230.63	2.61	131	$1,230.63
$1,808.79	411	$1,808.79	4.23	411	$1,808.79
$1,185.75	1,822	$1,185.75	5.73	1,727	$1,185.75
$760.75	428	$760.75	6.43	376	$760.75
$514.25	917	$514.25	7.45	917	$514.25
$168.30	118	$168.30	8.19	29	$168.30
$106.25	1,101	$106.25	8.71	162	$106.25
Total – March 31, 2025	34,341			33,166

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.
**	The Company’s options summarized above have been retroactively restated for the effect of the 17-for-1 reverse stock split.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2024	309	$960.84
Granted	–	–
Forfeited/canceled	–	–
Vested/issued	(309)	960.84
Outstanding – March 31, 2025	–	$–

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2023	676	$1,009.12
Granted	–	–
Forfeited/canceled	–	–
Vested/issued	–	–
Outstanding – March 31, 2024	676	$1,009.12

The Company recognized share-based compensation expense related to stock options and restricted stock units of $76,906 and $173,289 for the three months ended March 31, 2025 and 2024, respectively. The remaining unvested share-based compensation expense of $105,130 is expected to be recognized over the next 33 months.

Note 7 – Equity Financings

Equity Line Common Stock Purchase Agreement

On November 25, 2024, the Company entered into a new equity line Common Stock Purchase Agreement and a related registration rights agreement with White Lion. Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $10,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.

At-the-Market Sales Agreement

During the three months ended March 31, 2025, the Company issued 78,947 shares for aggregate proceeds of approximately $0.7 million pursuant to an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”).

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

At the closing, the Company issued 2,314 shares of Series B convertible preferred stock (“Series B Preferred Stock”) at a purchase price of $1,000 per share of Series B Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at an initial conversion price (“Conversion Price”) of $31.47 per share of Common Stock. The Company also issued warrants (“Warrants”) exercisable for 73,538 shares of Common Stock with a five-year term and an initial exercise price of $31.47 per share. The current conversion and exercise price has been adjusted to $6.2934. The proceeds of this financing, together with other available cash resources, were used to repay outstanding debt and for general corporate purposes.

Holders of the Series B Preferred Stock will be entitled to dividends in the amount of 10% per annum, payable quarterly. The Company has the option to pay dividends on the Series B Preferred Stock in additional shares of Common Stock. The Company also has the option to cumulate or “capitalize” the dividends, in which case the accrued dividend amount shall be added to the stated value of each share of Series B Preferred Stock. As of March 31, 2025, the Company has elected to capitalize all dividends declared.

On February 19, 2025, 140 shares of Series B Preferred stock were converted to 16,654 shares of Common Stock. Additionally, on February 19, 2025, the Series B Preferred stockholders converted their capitalized dividends into 16,654 shares of Common Stock.

Warrants

The following table presents the activity for warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2024	142,915	$127.31
Granted	–	–
Forfeited/cancelled/restored	–	–
Exercised	–	–
Outstanding – March 31, 2025	142,915	$127.31

Note 8 – Leases under ASC 842

The Company leases certain office space under operating leases for use in operations. The Company recognizes operating lease expense on a straight-line basis over the lease term. Management determines if an arrangement is a lease at contract inception. Lease and non-lease components are accounted for as a single component for all leases. Operating lease right to use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term, which includes optional renewal periods if the Company determines it is reasonably certain that the option will be exercised. As the operating lease does not provide an implicit rate, the discount rate used in the present value calculation represents the incremental borrowing rate determined using information available at the commencement date. For the three months ended March 31, 2025 and 2024, the Company recorded operating lease expense of $8,960 and $0, respectively, which is included in general and administrative expenses in the Company’s accompanying condensed statements of operations. As of March 31, 2025, weighted-average remaining lease term and discount rate were as follows:

March 31, 2025
Weighted-average remaining lease term	1.78 years
Weighted-average discount rate	8.6%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2025:

Years Ended December 31,
2025	$27,014
2026	41,749
2027	14,735
Less imputed interest	(7,662)
Total	$75,836

Note 9 – Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and assessing performance.

The Company views its operations and manages its business in one operating segment engaged in the technology of how customers engage with audio through the development of a proprietary AI platform for audio and innovative technologies for podcasts. The Company’s Chief Financial Officer (“CFO”), as the CODM, regularly reviews the entity-wide financial and operational performance as a single unit. No financial information is disaggregated into separate lines of businesses. The CEO makes resource allocation and business process decisions regarding the overall level of resources available and how to best deploy these resources.

The single segment’s principal measure of segment profit and loss is consolidated research and development expenses and administrative expenses. The CFO considers actual and forecasted expenses when evaluating performance.

Note 10 – Subsequent Events

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. Based upon this review, other than as set forth below, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In April 2025, 447 shares of Series B Preferred stock and capitalized dividends were converted to 85,225 shares of Common stock.

In April 2025, the Company issued 25,000 shares of Common stock under the Equity Line Common Stock Purchase Agreement for total proceeds of $0.1 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 5, 2025. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2024, to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

We launched an MVP version of faidr through several consumer trials in 2021 to measure consumer interest and engagement with the App. The full app launched on February 15, 2022, and included all major U.S. radio stations in the US. In February 2023, we added faidrRadio, our exclusive content offerings, to the app. Podcasts were added to the app for the iOS version before the end of Q1 2023 and added to the Android app in May of 2023.

In Q1 of 2025, we implemented new paywalls and are now testing various price points and marketing strategies aimed at optimizing subscription conversions. The Company continues to look for opportunities to improve the value faidr delivers to consumers through content enhancements, improvements in app functionality, and the development of new features. Through these ongoing improvements to the faidr app and the continuous optimization of the marketing message and strategy to reach the right audiences, the Company continues to pursue the product market fit required to support a significant increase in marketing spend to drive users and revenue.

The faidr mobile App is available today through the iOS and Android App stores.

We have funded our operations with proceeds from the February 2021 IPO, Series A warrants exercised in July 2021 and common share issuance during June of 2023. We also obtained debt financing through a related party during November 2022 and April 2023, which was subsequently repaid in April 2024. In addition, we sold common shares during 2025 and 2024 pursuant to our equity line facility. Since our inception, we have incurred significant operating losses. As of March 31, 2025, we had an accumulated deficit of $91,239,759. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2025, we had cash and cash equivalents of $1,689,913. Through the date of this report, we have secured approximately $0.7 million in additional financing in the first quarter of 2025. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. However, if we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

On May 24, 2024, we received a letter from Nasdaq indicating that we had regained compliance with the equity requirement in Listing rule 5550(b) (1). We will be subject to a Mandatory Panel Monitor for a period of one year from the date of the letter in accordance with application of Listing Rule 5815(d)(4)(B).

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

On April 14, 2025, Nasdaq notified us that we were in compliance with the $1.00 minimum bid price requirement.

Reverse Stock Splits

On February 27, 2024, the Company effectuated a 1-for-25 reverse stock split.

On March 28, 2025, the Company effectuated a 1-for-17 reverse stock split.

The reverse stock splits did not change the authorized number of shares of the Company’s common stock. No fractional shares were issued and any fractional shares resulting from the reverse stock splits were rounded up to the nearest whole share.

The reverse stock splits applied to the Company’s outstanding warrants, stock options and restricted stock units. The number of shares of common stock into which these outstanding securities are convertible or exercisable were adjusted proportionately as a result of the reverse stock splits. The exercise prices of any outstanding warrants or stock options were also proportionately adjusted in accordance with the terms of those securities and the Company’s equity incentive plans.

Impact of Inflation

We have recently experienced higher costs across our business as a result of inflation, including higher costs related to employee compensation and outside services. We expect inflation to continue to have a negative impact throughout 2025, and it is uncertain whether we will be able to offset the impact of inflationary pressures in the near term.

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

Results of operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations:

	Three Months Ended March 31,
	2025	2024
Revenue	$–	$–

Operating expenses:
Direct cost of services	55,571	48,173
Sales and marketing	235,441	146,395
Research and development	396,703	165,507
General and administrative	630,891	1,210,799
Depreciation and amortization	432,407	483,746
Total operating expenses	1,751,013	2,054,620
Loss from operations	(1,751,013)	(2,054,620)

Other expense:
Interest expense	(1,552)	(152,708)
Total other expense	(1,552)	(152,708)
Loss before income taxes	(1,752,565)	(2,207,328)
Provision for income taxes	–	–
Net loss	$(1,752,565)	$(2,207,328)

Revenue

Total revenues for the three months ended March 31, 2025 and 2024 were $0 as we continue to develop and enhance our faidr and podcasting Apps to establish new revenue streams.

Direct cost of services

Direct Cost of Services increased by $7,398 or 15.4% to $55,571 for the three months ended March 31, 2025 compared to $48,173 for the three months ended March 31, 2024. This remained relatively flat due to ongoing cost of services to maintain the faidr app.

Sales and marketing

Sales and marketing expenses increased by $89,046 or 60.8% to $235,441 for the three months ended March 31, 2025 compared to $146,395 for the three months ended March 31, 2024. The increase in sales and marketing expenses was primarily attributed to increased marketing promotion costs. We expect our sales and marketing expenses to fluctuate period by period as we release new upgrades and enhancements within our apps and look to generate revenue through customer acquisition, retention, and subscription conversion.

Research and development

Research and development expenses increased by $231,196 or 139.7% to $396,703 for the three months ended March 31, 2025 from $165,507 for the three months ended March 31, 2024 primarily due to an increase in research and development consulting fees incurred. We are continually developing enhancements to both our faidr and podcasting Apps and will continue capitalize software costs to the extent that such development qualifies for capitalization.

General and administrative

General and administrative expenses decreased by $579,908 or 47.9% to $630,891 for the three months ended March 31, 2025 compared to $1,210,799 for the three months ended March 31, 2024. The decrease resulted primarily from a decrease in stock compensation expense and professional fees, such as, accounting and legal expenses due to potential acquisition efforts that occurred during the three months ended March 31, 2024 and were not present in 2025.

Depreciation and amortization

Depreciation and amortization expenses decreased by $51,339 or 10.6% to $432,407 for the three months ended March 31, 2025 compared to $483,746 for the three months ended March 31, 2024. Capitalized software costs have decreased, in which the ongoing amortization of our faidr and podcasting Apps has also decreased.

Other expense, net

Total other expenses decreased by $151,156 or (99.0%) to $1,552 for the three months ended March 31, 2025 compared to $152,708 for the three months ended March 31, 2024. Interest expense decreased by $151,156 due to the repayment of notes payable to related party in April 2024.

Liquidity and capital resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our faidr and podcasting Apps. As of March 31, 2025, we had cash and cash equivalents of $1,689,913. We have working capital in the amount of approximately $1.4 million as of March 31, 2025. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months as we continue to develop and market our products. We secured $0.7 million of additional financing in the first quarter of 2025, which will only be sufficient to fund our current operating plans into the third quarter of 2025. We have based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

Equity Line Common Stock Purchase Agreement

On November 25, 2024, we entered into a new equity line Common Stock Purchase Agreement and a related registration rights agreement with White Lion. Pursuant to the Common Stock Purchase Agreement, we have the right, but not the obligation to require White Lion to purchase, from time to time, up to $10,000,000 in aggregate gross purchase price of newly issued shares of our common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.

At-the-Market Sales Agreement

During the three months ended March 31, 2025, we issued 78,947 shares for aggregate proceeds of approximately $0.7 million pursuant to an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”).

Under the Sales Agreement, we may sell shares of our common stock having an aggregate offering price of up to $10,000,000 from time to time, through an “at the market offering” (the “ATM Offering”).

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

The following table summarizes the statements of cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(1,443,166)	$(1,405,138)
Investing activities	(246,601)	(273,388)
Financing activities	673,361	3,606,508
Change in cash	$(1,016,406)	$1,927,982

Operating activities

Cash used in operating activities for the three months ended March 31, 2025 was ($1,443,166), primarily resulting from our net loss of ($1,752,565) and change in working capital of $(207,163) primarily related to a decrease in accounts payable and accrued liabilities, offset by non-cash charges of $516,562 related to depreciation and amortization and share based compensation expense. Cash used in operating activities for both periods consisted of personnel-related expenditures, marketing and promotion costs, and public company administrative support costs such as legal and other professional support services.

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

Investing activities

Cash flows used in investing activities for the three months ended March 31, 2025 was $(246,601), consisting of capitalization of software development expenses and patent expenses.

Cash flows used in investing activities for the three months ended March 31, 2024 was $(273,388), consisting entirely of capitalization of software development expenses.

Financing activities

Cash flows generated in financing activities for the three months ended March 31, 2025 was $673,361 and primarily related to cash proceeds from the issuance of common shares of $672,795.

Cash flows generated in financing activities for the three months ended March 31, 2024 was $3,606,508 and related entirely to cash proceeds from the issuance of common shares of $3,606,508.

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $91,239,759 and $89,428,436 as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $1,689,913 and $2,706,319, respectively. Our cash is comprised primarily of demand deposit accounts and money market funds. We secured $0.7 million of additional financing in the first quarter of 2025, which will only be sufficient to fund our current operating plans into the third quarter of 2025. We have based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2025.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in various disputes, claims, suits, investigations, and legal proceedings arising in the ordinary course of business. We believe that the resolution of current pending legal matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Nonetheless, we cannot predict the outcome of these proceedings, as legal matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information, see “Note 4. Commitments and Contingencies” to our financial statements included in this Form 10-Q.

Item 1A.	Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2025.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated or otherwise had in effect a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		At-The-Market Issuance Sales Agreement, dated September 13, 2024, by and between Auddia Inc. and Ascendiant Capital Markets, LLC.	8-K	09-13-2024	1.1
2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Certificate of Designation of Series A Preferred Stock filed November 13, 2023	8-K	11-16-2023	3.1
3.3		Certificate of Amendment to the Certificate of Incorporation of the Company dated February 23, 2024	8-K	02-27-2024	3.1
3.4		Certificate of Amendment to the Certificate of Incorporation of the Company dated March 27, 2025	8-K	04/01/2025	3.1
3.5		Series B Convertible Preferred Stock Certificate of Designations dated April 23, 2024	8-K	04-29-2024	3.1
3.6		Bylaws of the Company	8-K	02-22-2021	3.2
3.7		Amendment to Bylaws dated September 6, 2024	8-K	9-12-2024	3.1
3.8		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
3.9		Form of IPO Series A Warrant	S-1/A	02-05-2021	3.6
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of IPO Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities	10-K	03-31-2021	4.3
10.1	#	Form of Auddia Inc. 2020 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.2	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.3		Form of IPO Series A Warrant Agent Agreement	S-1/A	02-05-2021	10.10
10.4	#	First Amendment to 2020 Equity Incentive Plan	S-8	08-10-2021	99.2
10.5	#	Second Amendment to 2020 Equity Incentive Plan	10-K	03-05-2025	10.5
10.6	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.3
10.7	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.4
10.8	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	S-8	08-10-2021	99.5
10.9	#	Clip Interactive, LLC 2013 Equity Incentive Plan	S-8	08-10-2021	99.6
10.10	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan	S-8	08-10-2021	99.7
10.11	#	Executive Officer Employment Agreement for Michael Lawless dated October 13, 2021	8-K	10-15-2021	10.1
10.12	#	Executive Officer Employment Agreement for Peter Shoebridge dated October 13, 2021	8-K	10-15-2021	10.2

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

10.13		Secured Promissory Bridge Note dated November 14, 2022	8-K	11-14-2022	10.1
10.14		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.15		Security Agreement dated November 14, 2022	8-K	11-14-2022	10.3
10.16		Secured Promissory Bridge Note dated November 14, 2022	8-K	11-14-2022	10.1
10.17		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.18		Security Agreement dated November 14, 2022	8-K	11-14-2022	10.3
10.19		Secured Promissory Bridge Note dated April 17, 2023	8-K	04-21-2023	10.1
10.20		Common Stock Warrant for 600,000 shares dated April 17, 2023	8-K	04-21-2023	10.2
10.21		Common Stock Warrant for 650,000 shares dated April 17, 2023	8-K	04-21-2023	10.3
10.22		Form of 2023 Placement Agency Agreement	8-K	06-14-23	1.1
10.22		Form of Securities Purchase Agreement dated June 13, 2023 between Auddia Inc. and the Investors named therein	8-K	06-14-23	10.1
10.23	#	Employment Agreement, effective as of November 27, 2023, between Auddia Inc. and John E. Mahoney	8-K	12-18-2023	10.1
10.24		Series A Preferred Securities Purchase Agreement dated November 11, 2023 between Auddia Inc. and Jeffrey Thramann	8-K	11-16-2023	10.1
10.25		Amendment and Waiver dated April 9, 2024 Relating to Senior Secured Bridge Notes	8-K	04-15-2024	10.1
10.26		Form of Securities Purchase Agreement dated April 23, 2024	10-Q	05-14-2024	10.41
10.27		Form of Common Stock Warrant dated April 23, 2024	8-K	04-29-2024	10.2
10.28		Form of Registration Rights Agreement dated April 23, 2024	8-K	04-29-2024	10.3
10.29		Common Stock Purchase Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-25-24	10.1
10.30		Registration Rights Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-25-24	10.2

Exhibit Number	Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

19.1	Insider Trading Policy	10-K	03-05-2025	19.1
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1	Auddia Clawback Policy	10-K	04-01-2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDDIA INC.

By:	/s/ Michael Lawless
Michael Lawless President, Chief Executive Officer, Director

By:	/s/ John Mahoney
John Mahoney Chief Financial Officer

Date:  May 8, 2025

