Form 10-Q
period 2025-06-30
AUDDIA INC.
filed 2025-08-08
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, there were 1,147,683 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Auddia Inc.

Condensed Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,067,756	$2,706,319
Accounts receivable, net	819	353
Prepaid assets	95,190	45,667
Other current assets	10,039	10,039
Total current assets	1,173,804	2,762,378

Non-current assets:
Property and equipment, net of accumulated depreciation	9,584	12,281
Intangible assets, net of accumulated amortization	17,406	3,416
Software development costs, net of accumulated amortization	1,997,550	2,308,230
Operating lease right of use asset	59,633	74,257
Deferred offering costs	177,771	137,766
Total non-current assets	2,261,944	2,535,950
Total assets	$3,435,748	$5,298,328

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$480,163	$507,663
Current portion of operating lease liability	33,399	28,405
Stock awards liability	14,853	14,852
Total current liabilities	528,415	550,920
Non-current operating lease liability	35,426	53,088
Total liabilities	563,841	604,008

Commitments and contingencies (Note 5)

Shareholders' equity:
Series B Preferred stock - $0.001 par value, 1,535 and 2,314 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	2
Series C Preferred stock - $0.001 par value, 750 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	–
Common stock - $0.001 par value, 100,000,000 authorized and 654,959 and 397,731 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively (1)	655	398
Additional paid-in capital	95,724,012	94,122,356
Accumulated deficit	(92,852,762)	(89,428,436)
Total shareholders' equity	2,871,907	4,694,320
Total liabilities and shareholders' equity	$3,435,748	$5,298,328

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The Company’s common stock outstanding as of December 31, 2024 has been retroactively restated for the effect of the 1-for-17 reverse stock split effective March 28, 2025.

Auddia Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$–	$–	$–	$–

Operating expenses:
Direct cost of services	58,566	50,227	114,136	98,400
Sales and marketing	185,157	216,868	420,598	363,263
Research and development	236,415	159,588	633,118	325,095
General and administrative	729,442	734,325	1,360,333	1,945,124
Depreciation and amortization	357,628	493,382	790,035	977,128
Total operating expenses	1,567,208	1,654,390	3,318,220	3,709,010
Loss from operations	(1,567,208)	(1,654,390)	(3,318,220)	(3,709,010)

Other expense:
Interest expense	(1,445)	(16,647)	(2,998)	(169,355)
Change in fair value of warrants	–	(632,388)	–	(632,388)
Total other expense	(1,445)	(649,035)	(2,998)	(801,743)
Loss before income taxes	(1,568,653)	(2,303,425)	(3,321,218)	(4,510,753)
Provision for income taxes	–	–	–	–
Net loss	$(1,568,653)	$(2,303,425)	$(3,321,218)	$(4,510,753)

Net loss per share attributable to common stockholders
Basic and diluted	$(2.95)	$(14.62)	$(6.73)	$(40.54)

Weighted average common shares outstanding (1)
Basic and diluted	532,314	157,512	493,448	111,268

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The Company’s common stock outstanding for the three and six months ended June 30, 2024 has been retroactively restated for the effect of the 1-for-17 reverse stock split effective March 28, 2025.

Auddia Inc.

Condensed Statements of Changes in Stockholders’ Equity

for the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, December 31, 2024	2,314	$2	–	$–	397,731	$398	$94,122,356	$(89,428,436)	$4,694,320
Issuance of common shares, net of costs	–	–	–	–	78,947	79	672,716	–	672,795
Series B preferred stock converted to common stock	(140)	–	–	–	16,654	17	(139,027)	–	(139,010)
Offering costs	–	–	–	–	–	–	(55,120)	–	(55,120)
Share-based compensation	–	–	–	–	–	–	76,906	–	76,906
Issuance of restricted stock units	–	–	–	–	190	–	–	–	–
Capitalized dividends converted to common stock	–	–	–	–	16,654	16	139,560	–	139,576
Capitalized dividends	–	–	–	–	–	–	58,758	(58,758)	–
Net loss	–	–	–	–	–	–	–	(1,752,565)	(1,752,565)
Balance, March 31, 2025	2,174	$2	–	$–	510,176	$510	$94,876,149	$(91,239,759)	$3,636,902
Issuance of common shares, net of costs	–	–	–	–	25,000	25	82,475	–	82,500
Issuance of Series C preferred stock and warrants, net of issuance costs	–	–	750	1	–	–	699,999	–	700,000
Series B preferred stock converted to common stock	(639)	(1)	–	–	119,748	120	(119)	–	–
Share-based compensation	–	–	–	–	–	–	21,158	–	21,158
Capitalized dividends	–	–	–	–	–	–	44,350	(44,350)	–
RSS adjustment	–	–	–	–	35	–	–	–	–
Net loss	–	–	–	–	–	–	–	(1,568,653)	(1,568,653)
Balance, June 30, 2025	1,535	$1	750	$1	654,959	$655	$95,724,012	$(92,852,762)	$2,871,907

	Series B Preferred Stock		Series C Preferred Stock		Common Stock (1)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, December 31, 2023	–	$–	–	$–	50,245	$50	$80,963,700	$(80,543,330)	$420,420
Issuance of common shares, net of costs	–	–	–	–	78,826	79	3,606,429	–	3,606,508
Offering costs	–	–	–	–	–	–	(44,404)	–	(44,404)
Share-based compensation	–	–	–	–	–	–	173,289	–	173,289
Net loss	–	–	–	–	–	–	–	(2,207,328)	(2,207,328)
Balance, March 31, 2024	–	$–	–	$–	129,071	$129	$84,699,014	$(82,750,658)	$1,948,485
Issuance of common shares, net of costs	–	–	–	–	35,293	35	1,245,965	–	1,246,000
Issuance of Series B preferred stock and warrants	2,314	2	–	–	–	–	2,238,575	–	2,238,577
Conversion of debt to equity	–	–	–	–	–	–	1,543,772	–	1,543,772
Offering costs	–	–	–	–	–	–	(97,333)	–	(97,333)
Share-based compensation	–	–	–	–	–	–	132,488	–	132,488
Net loss	–	–	–	–	–	–	–	(2,303,425)	(2,303,425)
Balance, June 30, 2024	2,314	$2	–	$–	164,364	$164	$89,762,481	$(85,054,083)	$4,708,564

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The Company’s changes in stockholders’ equity for the three and six months ended June 30, 2024 has been retroactively restated for the effect of the 1-for-17 reverse stock split effective March 28, 2025.

Auddia Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,321,218)	$(4,510,753)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	790,035	977,128
Share-based compensation expense	98,064	305,777
Change in fair value of warrants	–	632,388
Amortization of ROU asset	14,624	6,914
Change in assets and liabilities:
Accounts receivable	(465)	136
Prepaid assets	(49,523)	(70,493)
Other current assets	–	(10,039)
Accounts payable and accrued liabilities	(27,499)	37,986
Lease liabilities	(12,667)	(2,865)
Net cash used in operating activities	(2,508,649)	(2,633,821)

Cash flows from investing activities:
Purchase of property and equipment	–	(8,518)
Software capitalization	(476,475)	(528,602)
Intangibles capitalization	(14,175)	–
Net cash used in investing activities	(490,650)	(537,120)

Cash flows from financing activities:
Offering costs	(95,125)	(72,807)
Net settlement of share-based compensation liability	–	(19,686)
Repayments of related party debt	–	(2,750,000)
Proceeds from issuance of preferred shares, net of issuance costs	700,000	2,238,575
Proceeds from issuance of common shares, net of issuance costs	755,295	4,852,508
Dividends and Series B preferred stock converted to common stock	566	–
Net cash provided by financing activities	1,360,736	4,248,590

Net (decrease) increase in cash	(1,638,563)	1,077,649

Cash, beginning of year	2,706,319	804,556

Cash and restricted cash, end of period	$1,067,756	$1,882,205

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,997	$1,045
Cash paid for taxes	$–	$–

Supplemental disclosures of non-cash activity:
Reclassification of deferred offering costs	$55,120	$68,931
Issuance of warrants in connection with related party debt	$–	$911,384
Capitalized dividends	$103,108	$–
Right of use asset and assumption of operating lease liability	$–	$95,311

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

As a result of the reverse stock splits, unless described otherwise, all references to common stock, share data, per share data and related information contained in these financial statements have been retroactively adjusted to reflect the effect of the reverse stock splits for all periods presented. In addition, any fractional shares that would otherwise be issued as a result of the reverse stock splits were rounded up to the nearest whole share. Further, the number of shares issuable and exercise prices of stock options and warrants have been retrospectively adjusted in these financial statements for all periods presented to reflect the reverse stock splits.

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

Going Concern

The Company had cash and cash equivalents of $1,067,756 as of June 30, 2025. The Company will need additional funding to complete the development of the full product line and scale products with a demonstrated market fit. The Company raised an additional $1.5 million (net of offering costs) during the six months ended June 30, 2025, and an additional $1.9 million subsequent to June 30, 2025, which will only be sufficient into the fourth quarter of 2025. Management has plans to secure such additional funding. If the Company is unable to raise capital when needed or on acceptable terms, the Company will be forced to delay, reduce, or eliminate technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management has plans to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, such as the White Lion equity line of credit (refer to Note 7) and additional future financing agreements. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s current level of cash is not sufficient to execute the business plan. For the foreseeable future, the Company will incur significant operating expenses, capital expenditures and working capital funding that will deplete cash on hand during the fourth quarter of 2025.

Cash and Cash Equivalents

The Company had cash on hand of $1,064,918 and $2,703,392 as of June 30, 2025 and December 31, 2024, respectively.

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had cash equivalents of $2,838 and $2,927 as of June 30, 2025 and December 31, 2024, respectively.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. As of June 30, 2025, the Company had approximately $0.8 million in excess of federally insured limits. As of December 31, 2024, the Company had approximately $2.2 million in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

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

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are considered impaired and expensed during the period of such determination. The Company determined that no such impairments were required during the three and six months ended June 30, 2025 and 2024. Software development costs of $239,502 and $255,214 were capitalized for the three months ended June 30, 2025 and 2024, respectively. Software development costs of $476,475 and $528,602 were capitalized for the six months ended June 30, 2025 and 2024, respectively. Amortization of capitalized software development costs was $356,227 and $486,764 for the three months ended June 30, 2025 and 2024, respectively and $787,286 and $963,682 for the six months ended June 30, 2025 and 2024, respectively, and is included in depreciation and amortization expense in the Company’s condensed statement of operations.

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

Note 2 – Property & Equipment, Intangible Assets, and Software Development Costs

Property and equipment and software development costs consisted of the following as of:

	June 30, 2025	December 31, 2024

Computers and equipment	$110,551	$110,551
Furniture	11,258	11,258
Accumulated depreciation	(112,225)	(109,528)
Total property and equipment, net	$9,584	$12,281

Domain name	$3,947	$3,947
Patents	14,174	–
Accumulated amortization	(715)	(531)
Total intangible assets, net	$17,406	$3,416

Software development costs	$9,054,290	$8,577,815
Accumulated amortization	(7,056,740)	(6,269,585)
Total software development costs, net	$1,997,550	$2,308,230

The Company recognized depreciation expense of $1,348 and $6,284 for the three months ended June 30, 2025 and 2024, respectively, related to property and equipment, amortization expense of $163 and $334 for the three months ended June 30, 2025 and 2024, respectively, related to intangible assets, and amortization expense of $356,227 and $486,764 for the three months ended June 30, 2025 and 2024, respectively, related to software development costs. The Company recognized depreciation expense of $2,696 and $12,778 for the six months ended June 30, 2025 and 2024, respectively, related to property and equipment, amortization expense of $185 and $668 for the six months ended June 30, 2025 and 2024, respectively, related to intangible assets, and amortization expense of $787,286 and $963,682 for the six months ended June 30, 2025 and 2024, respectively, related to software development costs.

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30, 2025	December 31, 2024

Accounts payable and accrued liabilities	$474,398	$495,312
Credit cards payable	5,765	12,351
	$480,163	$507,663

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

The Rollover Securities consist of (i) 27,256 prefunded common stock warrants with a per share exercise price of $0.017 per share (the “Prefunded Warrants”) and (ii) 27,256 non-prefunded warrants (the “Non-Prefunded Warrants”) with a per share exercise price equal to $6.2934.

The number of Non-Prefunded Warrants was determined by dividing the Rollover Amount by $33.44 (the original exercise price). The number of Non-Prefunded Warrants is equal to the number of Prefunded Warrants (i.e. 100% warrant coverage). The Non-Prefunded Warrants have a price adjustment provision which will adjust the exercise price downward in the event that the Company issues equity securities in the future at an effective per share price below the then current exercise price. The original exercise price of $33.44 has been subsequently adjusted to $6.2934. In order to assure compliance with applicable Nasdaq rules, the Non-Prefunded Warrants shall not be exercisable for six months following the date of issue.

The Company issued to the holder 2,942 new common stock warrants with a five-year term as a loan extension fee (“Fee Warrants”). The Fee Warrants have a price adjustment provision which will adjust the exercise price downward in the event that the Company issues equity securities in the future at an effective per share price below the then current exercise price. The original exercise price of $33.44 has been subsequently adjusted to $6.2934. In order to assure compliance with applicable Nasdaq rules, the Fee Warrants shall not be exercisable for six months following the date of issue.

The Non-Prefunded Warrants and Fee Warrants had a total valuation of $811,402 and the Prefunded Warrants had a valuation of $732,370. As a result, the Company recorded $911,384 as a non-cash charge in connection with the issuance of warrants related to the Bridge Notes and a change in the fair value of warrants of $632,388 upon payoff of the debt during the three and six months ended June 30, 2024 All warrants were classified as equity as they were indexed to the Company’s shares in accordance with ASC 815-40.

Note 5 – Commitments and Contingencies

Operating Lease

On March 25, 2024, the Company entered into a 37-month operating lease commencing on April 1, 2024 with two separate two year renewal options. The monthly base rent for months two through 14 is $2,456, increasing to $3,070 for months 15 through 26, and ending at $3,684 for months 27 through 37. Rent expense, as part of general and administrative expenses in the statements of operations, was $8,960 and $8,960 for the three months ended June 30, 2025 and 2024, respectively and $17,920 and $25,385 for the six months ended June 30, 2025 and 2024, respectively.

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

The following table presents the activity for stock options outstanding:

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2024	34,341	$123.88
Granted	–	–
Forfeited/canceled	–	–
Exercised	–	–
Outstanding – June 30, 2025	34,341	$123.88

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2023	4,994	$812.43
Granted	–	–
Forfeited/canceled	(50)	1,011.16
Exercised	–	–
Outstanding – June 30, 2024	4,944	$810.56

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding**			Options Exercisable**
Exercise Prices	Number	Price	Life*	Number	Price*
$8.67	29,413	$8.67	9.51	29,413	$8.67
$1,230.63	131	$1,230.63	2.36	131	$1,230.63
$1,808.79	411	$1,808.79	3.98	411	$1,808.79
$1,185.75	1,822	$1,185.75	5.48	1,822	$1,185.75
$760.75	428	$760.75	6.18	428	$760.75
$514.25	917	$514.25	7.20	917	$514.25
$168.30	118	$168.30	7.94	118	$168.30
$106.25	1,101	$106.25	8.46	1,101	$106.25
Total – June 30, 2025	34,341			34,341

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.
**	The Company’s options summarized above have been retroactively restated for the effect of the 1-for-17 reverse stock split.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2024	309	$960.84
Granted	–	–
Forfeited/canceled	(29)	527.00
Vested/issued	(280)	1,006.64
Outstanding – June 30, 2025	–	$–

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2023	676	$1,009.12
Granted	–	–
Forfeited/canceled	–	–
Vested/issued	–	–
Outstanding – June 30, 2024	676	$1,009.12

The Company recognized share-based compensation expense related to stock options and restricted stock units of $21,158 and $132,488 for the three months ended June 30, 2025 and 2024, respectively and $98,064 and $305,777 for the six months ended June 30, 2025 and 2024. The remaining unvested share-based compensation expense of $83,918 is expected to be recognized over the next 30 months.

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

At-the-Market Sales Agreement

During the six months ended June 30, 2025, the Company issued 78,901 shares for aggregate proceeds of approximately $0.7 million pursuant to an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”).

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

As of June 30, 2025, the Company has utilized all available capacity under our existing shelf registration statement for our ATM program.

$2.3 Million Convertible Series B Preferred Stock and Warrants Financing

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

Holders of the Series B Preferred Stock will be entitled to dividends in the amount of 10% per annum, payable quarterly. The Company has the option to pay dividends on the Series B Preferred Stock in additional shares of Common Stock. The Company also has the option to cumulate or “capitalize” the dividends, in which case the accrued dividend amount shall be added to the stated value of each share of Series B Preferred Stock. As of June 30, 2025, the Company has elected to capitalize all dividends declared.

On February 19, 2025, 140 shares of Series B Preferred stock and capitalized dividends were converted to 33,308 shares of Common Stock.

In April 2025, 447 shares of Series B Preferred stock and capitalized dividends were converted to 85,225 shares of Common stock.

On June 26, 2025, 192 shares of Series B Preferred stock and capitalized dividends were converted to 34,523 shares of Common Stock.

$750,000 Series C Preferred Stock and Warrants Financing

On June 30, 2025, the Company entered into a Securities Purchase Agreement with accredited investors for a convertible preferred stock and warrants financing. The Company received $750,000 of gross proceeds in connection with the closing of this financing.

At the closing, the Company issued 750 shares of Series C convertible preferred stock (“Series C Preferred Stock”) at a purchase price of $1,000 per share of Series C Preferred Stock. The Series C Preferred Stock is convertible into Common Stock at an initial conversion price (“Series C Conversion Price”) of $4.77 per share of Common Stock. The Company also issued warrants exercisable for 314,466 shares of Common Stock with a five year term and an initial exercise price of $4.77 per share.

The proceeds of this financing, together with other available cash resources, will be used for general corporate purposes.

Warrants

The following table presents the activity for warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2024	142,915	$127.31
Granted	314,466	4.77
Forfeited/cancelled/restored	–	–
Exercised	–	–
Outstanding – June 30, 2025	457,381	$43.06

Note 8 – Leases under ASC 842

The Company leases certain office space under operating leases for use in operations. The Company recognizes operating lease expense on a straight-line basis over the lease term. Management determines if an arrangement is a lease at contract inception. Lease and non-lease components are accounted for as a single component for all leases. Operating lease right to use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term, which includes optional renewal periods if the Company determines it is reasonably certain that the option will be exercised. As the operating lease does not provide an implicit rate, the discount rate used in the present value calculation represents the incremental borrowing rate determined using information available at the commencement date. Rent expense, as part of general and administrative expenses in the statements of operations, was $8,960 and $8,960 for the three months ended June 30, 2025 and 2024, respectively and $17,920 and $25,385 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, weighted-average remaining lease term and discount rate were as follows:

June 30, 2025
Weighted-average remaining lease term	1.57 years
Weighted-average discount rate	8.6%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2025:

Years Ended December 31,
2025	$18,419
2026	41,749
2027	14,735
Less imputed interest	(6,078)
Total	$68,825

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

On August 5, 2025, the Company issued a press release announcing that it had entered into a non-binding letter of intent (“LOI”) for a proposed business combination between the Company and Thramann Holdings, LLC (“Holdings”).

Through the date of issuance of this report, the Company issued an additional 360,000 shares of Common stock subsequent to June 30, 2025 under the Company’s existing Equity Line Common Stock Purchase Agreement for total proceeds of $1.9 million.

On August 5, 2025, the Company entered into a series of exchange agreements (the “Exchange Agreements”) with certain accredited investors to exchange 569 outstanding shares of the Company’s Series B preferred stock (including accrued dividends thereon) for 132,724 shares of common stock at an exchange price of $4.486 per common share. The issuance of the exchange common shares is intended to be exempt from registration pursuant to the exemptions under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

The foregoing description of the Exchange Agreements is a summary only, does not purport to be complete and is qualified in its entirety by the full text of the form of Exchange Agreement, a copy of which is attached as Exhibit 10.35 and incorporated herein by reference.

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

In the first half of 2025, we implemented new paywalls and are now testing various price points and marketing strategies aimed at optimizing subscription conversions. The Company continues to look for opportunities to improve the value faidr delivers to consumers through content enhancements, improvements in app functionality, and the development of new features. Through these ongoing improvements to the faidr app and the continuous optimization of the marketing message and strategy to reach the right audiences, the Company continues to pursue the product market fit required to support a significant increase in marketing spend to drive users and revenue.

The faidr mobile App is available today through the iOS and Android App stores.

We have funded our operations with proceeds from the February 2021 IPO, Series A warrants exercised in July 2021 and common share issuance during June of 2023. We also obtained debt financing through a related party during November 2022 and April 2023, which was subsequently repaid in April 2024. In addition, we sold common shares during 2025 and 2024 pursuant to our equity line facility. Since our inception, we have incurred significant operating losses. As of June 30, 2025, we had an accumulated deficit of $92,851,762. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2025, we had cash and cash equivalents of $1,067,756. Through the date of this report, we have secured approximately $3.4 million in additional financing in 2025. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. However, if we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

Recent Developments

Proposed Business Combination

On August 5, 2025, the Company issued a press release announcing that it had entered into a non-binding letter of intent (“LOI”) for a proposed business combination between the Company and Thramann Holdings, LLC (“Holdings”). Holdings is a privately held holding company that controls LT350, Influence Healthcare, and Voyex, three early stage AI-native companies founded by Jeff Thramann, Auddia’s founder, CEO and Executive Chairman.

The LOI contemplates a business combination between Auddia and Holdings with Auddia becoming a public holding company trading under a new name and ticker symbol. The transaction would result in the portfolio companies of Holding and Auddia becoming subsidiaries of the public holding company. Under the proposed terms, Holdings’ equity holders are expected to receive an 80% ownership interest in the combined company, with Auddia equity holders owning a 20% interest.

The proposed business combination is subject to a number of known and unknown risk and uncertainties. There can be no assurances that the parties will enter into a definitive business combination on the terms contemplated hereby or at all. Further, there can be no assurances that such business combination will be approved by stockholders or will ultimately be consummated.

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

Results of operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations:

	Three Months Ended
	June 30, 2025	June 30, 2024	Change $	Change %
Revenue	$–	$–	–	0.0%

Operating expenses:
Direct cost of services	58,566	50,227	8,339	16.6%
Sales and marketing	185,157	216,868	(31,711)	-14.6%
Research and development	236,415	159,588	76,827	48.1%
General and administrative	729,442	734,325	(4,883)	-0.7%
Depreciation and amortization	357,628	493,382	(135,754)	-27.5%
Total operating expenses	1,567,208	1,654,390	(87,182)	-5.3%
Loss from operations	(1,567,208)	(1,654,390)	87,182	-5.3%

Other expense:
Interest expense	(1,445)	(16,647)	15,202	-91.3%
Change in fair value of warrants	–	(632,388)	632,388	-100.0%
Total other expense	(1,445)	(649,035)	647,590	-99.8%
Loss before income taxes	(1,568,653)	(2,303,425)	734,772	-31.9%
Provision for income taxes	–	–	–	0.0%
Net loss	$(1,568,653)	$(2,303,425)	734,772	-31.9%

Revenue

Total revenues for the three months ended June 30, 2025 and 2024 were $0 as we continue to develop and enhance our faidr and podcasting Apps to establish new revenue streams.

Direct cost of services

Direct Cost of Services increased by $8,339 or 16.6% to $58,566 for the three months ended June 30, 2025 compared to $50,227 for the three months ended June 30, 2024 due to increased music licensing costs.

Sales and marketing

Sales and marketing expenses decreased by $31,711 or (14.6%) to $185,157 for the three months ended June 30, 2025 compared to $216,868 for the three months ended June 30, 2024. The decrease in sales and marketing expenses was primarily attributed to a slight decrease in marketing promotion costs. We expect our sales and marketing expenses to fluctuate period by period as we release new upgrades and enhancements within our apps and look to generate revenue through customer acquisition, retention, and subscription conversion.

Research and development

Research and development expenses increased by $76,827 or 48.1% to $236,415 for the three months ended June 30, 2025 from $159,588 for the three months ended June 30, 2024 primarily due to an increase in research and development consulting fees incurred. We are continually developing enhancements to both our faidr and podcasting Apps and will continue capitalize software costs to the extent that such development qualifies for capitalization.

General and administrative

General and administrative expenses decreased by $4,883 or (0.7%) to $729,442 for the three months ended June 30, 2025 compared to $734,325 for the three months ended June 30, 2024. Our expenses remained relatively flat due to ongoing professional fees that we incur from being a public company.

Depreciation and amortization

Depreciation and amortization expenses decreased by $135,754 or (27.5%) to $357,628 for the three months ended June 30, 2025 compared to $493,382 for the three months ended June 30, 2024. Capitalized software costs have decreased, in which the ongoing amortization of our faidr and podcasting Apps has also decreased.

Other expense, net

Total other expenses decreased by $647,590 or (99.8%) to $1,445 for the three months ended June 30, 2025 compared to $649,035 for the three months ended June 30, 2024, which was entirely due to the repayment of notes payable to related party in April 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations:

	Six Months Ended
	June 30, 2025	June 30, 2024	Change $	Change %
Revenue	$–	$–	–	0.0%

Operating expenses:
Direct cost of services	114,136	98,400	15,736	16.0%
Sales and marketing	420,598	363,263	57,335	15.8%
Research and development	633,118	325,095	308,023	94.7%
General and administrative	1,360,333	1,945,124	(584,791)	-30.1%
Depreciation and amortization	790,035	977,128	(187,093)	-19.1%
Total operating expenses	3,318,220	3,709,010	(390,790)	-10.5%
Loss from operations	(3,318,220)	(3,709,010)	390,790	-10.5%

Other expense:
Interest expense	(2,998)	(169,355)	166,357	-98.2%
Change in fair value of warrants	–	(632,388)	632,388	-100.0%
Total other expense	(2,998)	(801,743)	798,745	-99.6%
Loss before income taxes	(3,321,218)	(4,510,753)	1,189,535	-26.4%
Provision for income taxes	–	–	–	0.0%
Net loss	$(3,321,218)	$(4,510,753)	1,189,535	-26.4%

Revenue

Total revenues for the six months ended June 30, 2025 and 2024 were $0 as we continue to develop and enhance our faidr and podcasting Apps to establish new revenue streams.

Direct cost of services

Direct Cost of Services increased by $15,736 or 16.0% to $114,136 for the six months ended June 30, 2025 compared to $98,400 for the six months ended June 30, 2024 due to increased music licensing costs.

Sales and marketing

Sales and marketing expenses increased by $57,335 or 15.8% to $420,598 for the six months ended June 30, 2025 compared to $363,263 for the six months ended June 30, 2024. The increase in sales and marketing expenses was primarily attributed to increased marketing promotion costs. We expect our sales and marketing expenses to fluctuate period by period as we release new upgrades and enhancements within our apps and look to generate revenue through customer acquisition, retention, and subscription conversion.

Research and development

Research and development expenses increased by $308,023 or 94.7% to $633,118 for the six months ended June 30, 2025 from $325,095 for the six months ended June 30, 2024 primarily due to an increase in research and development consulting fees incurred. We are continually developing enhancements to both our faidr and podcasting Apps and will continue capitalize software costs to the extent that such development qualifies for capitalization.

General and administrative

General and administrative expenses decreased by $584,791 or (30.1%) to $1,360,333 for the six months ended June 30, 2025 compared to $1,945,124 for the six months ended June 30, 2024. The decrease resulted primarily from a decrease in stock compensation expense and professional fees, such as, accounting and legal expenses due to potential acquisition efforts that occurred during the six months ended June 30, 2024 and were not present in 2025.

Depreciation and amortization

Depreciation and amortization expenses decreased by $187,093 or (19.1%) to $790,035 for the six months ended June 30, 2025 compared to $977,128 for the six months ended June 30, 2024. Capitalized software costs have decreased, in which the ongoing amortization of our faidr and podcasting Apps has also decreased.

Other expense, net

Total other expenses decreased by $798,745 or (99.6%) to $2,998 for the six months ended June 30, 2025 compared to $801,743 for the six months ended June 30, 2024, which was entirely due to the repayment of notes payable to related party in April 2024.

Liquidity and capital resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our faidr and podcasting Apps. As of June 30, 2025, we had cash and cash equivalents of $1,067,756. We have working capital in the amount of approximately $0.6 million as of June 30, 2025. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months as we continue to develop and market our products. We secured $1.5 million of financing during the six months ended June 30, 2025, and an additional $1.9 million subsequent to June 30, 2025, which will only be sufficient to fund our current operating plans into the fourth quarter of 2025.  We have based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

In April 2025, we issued 25,000 shares of Common stock under the Equity Line Common Stock Purchase Agreement for total proceeds of $0.1 million.

In July and August 2025, we issued 360,000 shares of Common stock under the Equity Line Common Stock Purchase Agreement for total proceeds of $1.9 million.

At-the-Market Sales Agreement

During the six months ended June 30, 2025, we issued 78,901 shares for aggregate proceeds of approximately $0.7 million pursuant to an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”).

Under the Sales Agreement, we may sell shares of our common stock having an aggregate offering price of up to $10,000,000 from time to time, through an “at the market offering” (the “ATM Offering”).

Series C Preferred Stock and Warrants Financing

On June 30, 2025, we entered into a Securities Purchase Agreement with accredited investors for a convertible preferred stock and warrants financing. We received $750,000 of gross proceeds in connection with the closing of this financing.

At the closing, we issued 750 shares of Series C convertible preferred stock (“Series C Preferred Stock”) at a purchase price of $1,000 per share of Series C Preferred Stock. The Series C Preferred Stock is convertible into Common Stock at an initial conversion price (“Series C Conversion Price”) of $4.77 per share of Common Stock. We also issued warrants exercisable for 314,466 shares of Common Stock with a five year term and an initial exercise price of $4.77 per share.

The proceeds of this financing, together with other available cash resources, will be used for general corporate purposes.

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

The following table summarizes the statements of cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(2,508,649)	$(2,633,821)
Investing activities	(490,650)	(537,120)
Financing activities	1,360,736	4,248,590
Change in cash	$(1,638,563)	$1,077,649

Operating activities

Cash used in operating activities for the six months ended June 30, 2025 was ($2,508,649), primarily resulting from our net loss of ($3,321,218) and change in working capital of $(90,723) primarily related to a decrease in accounts payable and accrued liabilities, offset by non-cash charges of $902,723 related to depreciation and amortization and share based compensation expense. Cash used in operating activities for both periods consisted of personnel-related expenditures, marketing and promotion costs, and public company administrative support costs such as legal and other professional support services.

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

Investing activities

Cash flows used in investing activities for the six months ended June 30, 2025 was $(490,650), consisting of capitalization of software development expenses and patent expenses.

Cash flows used in investing activities for the six months ended June 30, 2024 were ($537,120), consisting of the capitalization of software development expenses and purchase of computer equipment.

Financing activities

Cash flows generated in financing activities for the six months ended June 30, 2025 was $1,360,736 and primarily related to cash proceeds from the issuance of common shares of $755,295 and cash proceeds (net of issuance costs) from the issuance of Series C preferred stock of $700,000, partially offset by offering costs of $95,125.

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

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $92,851,762 and $89,428,436 as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $1,067,756 and $2,706,319, respectively. Our cash is comprised primarily of demand deposit accounts and money market funds. We secured $1.5 million of financing during the six months ended June 30, 2025, and an additional $1.9 million subsequent to June 30, 2025, which will only be sufficient to fund our current operating plans into the fourth quarter of 2025.  We have based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the six months ended June 30, 2025.

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

There were no unregistered sales of equity securities of the Company during the period covered by this quarterly report which were not previously reported in a (i) Current Report on Form 8-K or (ii) Quarterly Report on Form 10-Q.

See Item 5 below for information regarding unregistered sales of equity securities during July and August 2025.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2025.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated or otherwise had in effect a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

In July and August 2025, we issued 360,000 shares of Common stock under our existing Equity Line Common Stock Purchase Agreement for total proceeds of $1.9 million.

On August 5, 2025, the Company entered into a series of exchange agreements (the “Exchange Agreements”) with certain accredited investors to exchange 569 outstanding shares of the Company’s Series B preferred stock (including accrued dividends thereon) for 132,724 shares of common stock at an exchange price of $4.486 per common share. The issuance of the exchange common shares is intended to be exempt from registration pursuant to the exemptions under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

The foregoing description of the Exchange Agreements is a summary only, does not purport to be complete and is qualified in its entirety by the full text of the form of Exchange Agreement, a copy of which is attached as Exhibit 10.35 and incorporated herein by reference.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		At-The-Market Issuance Sales Agreement, dated September 13, 2024, by and between Auddia Inc. and Ascendiant Capital Markets, LLC.	8-K	09-13-2024	1.1
2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Certificate of Designation of Series A Preferred Stock filed November 13, 2023	8-K	11-16-2023	3.1
3.3		Certificate of Amendment to the Certificate of Incorporation of the Company dated February 23, 2024	8-K	02-27-2024	3.1
3.4		Certificate of Amendment to the Certificate of Incorporation of the Company dated March 27, 2025	8-K	04/01/2025	3.1
3.5		Series B Convertible Preferred Stock Certificate of Designations dated April 23, 2024	8-K	04-29-2024	3.1
3.6		Series C Convertible Preferred Stock Certificate of Designations dated June 30, 2025	8-K	06-30-2025	3.1
3.7		Bylaws of the Company	8-K	02-22-2021	3.2
3.8		Amendment to Bylaws dated September 6, 2024	8-K	09-12-2024	3.1
3.9		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
3.10		Form of IPO Series A Warrant	S-1/A	02-05-2021	3.6
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of IPO Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities	10-K	03-31-2021	4.3
10.1	#	Form of Auddia Inc. 2020 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.2	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.3		Form of IPO Series A Warrant Agent Agreement	S-1/A	02-05-2021	10.10
10.4	#	First Amendment to 2020 Equity Incentive Plan	S-8	08-10-2021	99.2
10.5	#	Second Amendment to 2020 Equity Incentive Plan	10-K	03-05-2025	10.5
10.6	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.3
10.7	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.4
10.8	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	S-8	08-10-2021	99.5
10.9	#	Clip Interactive, LLC 2013 Equity Incentive Plan	S-8	08-10-2021	99.6
10.10	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan	S-8	08-10-2021	99.7
10.11	#	Executive Officer Employment Agreement for Michael Lawless dated October 13, 2021	8-K	10-15-2021	10.1
10.12	#	Executive Officer Employment Agreement for Peter Shoebridge dated October 13, 2021	8-K	10-15-2021	10.2

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

10.13		Secured Promissory Bridge Note dated November 14, 2022	8-K	11-14-2022	10.1
10.14		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.15		Security Agreement dated November 14, 2022	8-K	11-14-2022	10.3
10.16		Secured Promissory Bridge Note dated November 14, 2022	8-K	11-14-2022	10.1
10.17		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.18		Security Agreement dated November 14, 2022	8-K	11-14-2022	10.3
10.19		Secured Promissory Bridge Note dated April 17, 2023	8-K	04-21-2023	10.1
10.20		Common Stock Warrant for 600,000 shares dated April 17, 2023	8-K	04-21-2023	10.2
10.21		Common Stock Warrant for 650,000 shares dated April 17, 2023	8-K	04-21-2023	10.3
10.22		Form of 2023 Placement Agency Agreement	8-K	06-14-2023	1.1
10.22		Form of Securities Purchase Agreement dated June 13, 2023 between Auddia Inc. and the Investors named therein	8-K	06-14-2023	10.1
10.23	#	Employment Agreement, effective as of November 27, 2023, between Auddia Inc. and John E. Mahoney	8-K	12-18-2023	10.1
10.24		Series A Preferred Securities Purchase Agreement dated November 11, 2023 between Auddia Inc. and Jeffrey Thramann	8-K	11-16-2023	10.1
10.25		Amendment and Waiver dated April 9, 2024 Relating to Senior Secured Bridge Notes	8-K	04-15-2024	10.1
10.26		Form of Securities Purchase Agreement dated April 23, 2024	10-Q	05-14-2024	10.41
10.27		Form of Common Stock Warrant dated April 23, 2024	8-K	04-29-2024	10.2
10.28		Form of Registration Rights Agreement dated April 23, 2024	8-K	04-29-2024	10.3
10.29		Common Stock Purchase Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-25-2024	10.1
10.30		Registration Rights Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-25-2024	10.2
10.31		Form of Securities Purchase Agreement dated June 30, 2025	8-K	06-30-2025	10.1
10.32		Form of Common Stock Warrant dated June 30, 2025	8-K	06-30-2025	10.2
10.33		Form of Registration Rights Agreement dated June 30, 2025	8-K	06-30-2025	10.4
10.34		Amendment 1, dated July 30, 2025, to Equity Line Common Stock Purchase Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	07-30-2025	10.1
10.35		Form of Exchange Agreement dated August 5, 2025				X
19.1		Insider Trading Policy	10-K	03-05-2025	19.1
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1		Auddia Clawback Policy	10-K	04-01-2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDDIA INC.

By:	/s/ Jeffrey Thramann
Jeffrey Thramann President, Chief Executive Officer, Director

By:	/s/ John Mahoney
John Mahoney Chief Financial Officer

Date: August 8, 2025

