Form 10-Q
period 2025-09-30
AUDDIA INC.
filed 2025-11-06
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, there were 3,101,423 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	the sufficiency of our existing cash to meet our working capital and capital expenditure needs over the next 12 months and our need to raise additional capital;
•	our ability to generate revenue from new software services;
•	our limited operating history;
•	our ability to maintain proper and effective internal financial controls;
•	our ability to continue to operate as a going concern;
•	changes in laws, government regulations and policies and interpretations thereof;
•	our ability to obtain and maintain protection for our intellectual property;
•	the risk of errors, failures or bugs in our platform or products;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to manage our rapid growth and organizational change effectively;
•	the possibility of security vulnerabilities, cyberattacks and network disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions;
•	our compliance with data privacy laws and regulations;
•	our ability to develop and maintain our brand cost-effectively;
•	our ability to complete the proposed business combination;
•	our ability to maintain the listing of our common stock on the Nasdaq Stock Market; and
•	the other factors set forth elsewhere in this Quarterly Report and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Auddia Inc.

Condensed Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,727,166	$2,706,319
Accounts receivable, net	627	353
Prepaid assets	105,270	45,667
Other current assets	10,039	10,039
Total current assets	2,843,102	2,762,378

Non-current assets:
Property and equipment, net of accumulated depreciation	7,674	12,281
Intangible assets, net of accumulated amortization	25,048	3,416
Software development costs, net of accumulated amortization	1,677,235	2,308,230
Operating lease right of use asset	52,097	74,257
Deferred offering costs	258,253	137,766
Total non-current assets	2,020,307	2,535,950
Total assets	$4,863,409	$5,298,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$593,361	$507,663
Current portion of operating lease liability	35,977	28,405
Stock awards liability	14,852	14,852
Total current liabilities	644,190	550,920
Non-current operating lease liability	25,063	53,088
Total liabilities	669,253	604,008

Commitments and contingencies (Note 5)

Shareholders’ equity:
Series B Preferred stock - $0.001 par value, 0 and 2,314 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	–	2
Series C Preferred stock - $0.001 par value, 750 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	–
Common stock - $0.001 par value, 100,000,000 authorized and 2,172,563 and 397,731 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,173	398
Additional paid-in capital	99,454,645	94,122,356
Accumulated deficit	(95,262,663)	(89,428,436)
Total shareholders’ equity	4,194,156	4,694,320
Total liabilities and shareholders’ equity	$4,863,409	$5,298,328

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The Company’s common stock outstanding as of December 31, 2024 has been retroactively restated for the effect of the 1-for-17 reverse stock split effective March 28, 2025.

Auddia Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$–	$–	$–	$–

Operating expenses:
Direct cost of services	55,252	54,916	169,388	153,316
Sales and marketing	143,762	282,450	564,360	645,713
Research and development	317,626	233,085	950,744	558,180
General and administrative	698,940	881,439	2,059,273	2,826,563
Restructuring	806,432	–	806,432	–
Depreciation and amortization	357,946	495,960	1,147,981	1,473,088
Total operating expenses	2,379,958	1,947,850	5,698,178	5,656,860
Loss from operations	(2,379,958)	(1,947,850)	(5,698,178)	(5,656,860)

Other expense:
Interest expense	(1,193)	(1,578)	(4,191)	(170,933)
Change in fair value of warrants	–	–	–	(632,388)
Total other expense	(1,193)	(1,578)	(4,191)	(803,321)
Loss before income taxes	(2,381,151)	(1,949,428)	(5,702,369)	(6,460,181)
Provision for income taxes	–	–	–	–
Net loss	$(2,381,151)	$(1,949,428)	$(5,702,369)	$(6,460,181)

Net loss per share attributable to common stockholders Basic and diluted	$(1.59)	$(8.45)	$(6.86)	$(42.73)

Weighted average common shares outstanding Basic and diluted	1,498,875	230,612	831,037	151,194

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The Company’s weighted average common stock outstanding for the three and nine months ended September 30, 2024 has been retroactively restated for the effect of the 1-for-17 reverse stock split effective March 28, 2025.

Auddia Inc.

Condensed Statements of Changes in Stockholders’ Equity

for the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, December 31, 2024	2,314	$2	–	$–	397,731	$398	$94,122,356	$(89,428,436)	$4,694,320
Issuance of common shares, net of costs	–	–	–	–	78,947	79	672,716	–	672,795
Series B preferred stock converted to common stock	(140)	–	–	–	16,654	17	(139,027)	–	(139,010)
Offering costs	–	–	–	–	–	–	(55,120)	–	(55,120)
Share-based compensation	–	–	–	–	–	–	76,906	–	76,906
Issuance of restricted stock units	–	–	–	–	190	–	–	–	–
Capitalized dividends converted to common stock	–	–	–	–	16,654	16	139,560	–	139,576
Capitalized dividends	–	–	–	–	–	–	58,758	(58,758)	–
Net loss	–	–	–	–	–	–	–	(1,752,565)	(1,752,565)
Balance, March 31, 2025	2,174	2	–	–	510,176	510	94,876,149	(91,239,759)	3,636,902
Issuance of common shares, net of costs	–	–	–	–	25,000	25	82,475	–	82,500
Issuance of Series C preferred stock and warrants, net of issuance costs	–	–	750	1	–	–	699,999	–	700,000
Series B preferred stock converted to common stock	(639)	(1)	–	–	119,748	120	(119)	–	–
Share-based compensation	–	–	–	–	–	–	21,158	–	21,158
Capitalized dividends	–	–	–	–	–	–	44,350	(44,350)	–
RSS adjustment	–	–	–	–	35	–	–	–	–
Net loss	–	–	–	–	–	–	–	(1,568,653)	(1,568,653)
Balance, June 30, 2025	1,535	1	750	1	654,959	655	95,724,012	(92,852,762)	2,871,907
Issuance of common shares, net of costs	–	–	–	–	970,000	970	3,612,030	–	3,613,000
Preferred stock converted to common stock	(1,535)	(1)	–	–	520,574	521	(546)	–	(26)
Offering costs	–	–	–	–	–	–	(2,585)	–	(2,585)
Share-based compensation	–	–	–	–	–	–	92,984	–	92,984
Warrant exercises	–	–	–	–	27,030	27	–	–	27
Capitalized dividends	–	–	–	–	–	–	28,750	(28,750)	–
Net loss	–	–	–	–	–	–	–	(2,381,151)	(2,381,151)
Balance, September 30, 2025	–	$–	750	$1	2,172,563	$2,173	$99,454,645	$(95,262,663)	$4,194,156

(continued)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, December 31, 2023	–	$–	–	$–	50,245	$50	$80,963,700	$(80,543,330)	$420,420
Issuance of common shares, net of costs	–	–	–	–	78,826	79	3,606,429	–	3,606,508
Offering costs	–	–	–	–	–	–	(44,404)	–	(44,404)
Share-based compensation	–	–	–	–	–	–	173,289	–	173,289
Net loss	–	–	–	–	–	–	–	(2,207,328)	(2,207,328)
Balance, March 31, 2024	–	–	–	–	129,071	129	84,699,014	(82,750,658)	1,948,485
Issuance of common shares, net of costs	–	–	–	–	35,293	35	1,245,965	–	1,246,000
Issuance of Series B preferred stock and warrants	2,314	2	–	–	–	–	2,238,575	–	2,238,575
Conversion of debt to equity	–	–	–	–	–	–	1,543,772	–	1,543,772
Offering costs	–	–	–	–	–	–	(97,333)	–	(97,333)
Share-based compensation	–	–	–	–	–	–	132,488	–	132,488
Net loss	–	–	–	–	–	–	–	(2,303,425)	(2,303,425)
Balance, June 30, 2024	2,314	2	–	–	164,364	164	89,762,481	(85,054,083)	4,708,562
Issuance of common shares, net of costs	–	–	–	–	169,133	169	3,323,372	–	3,323,541
Issuance of restricted stock units	–	–	–	–	248	–	–	–	–
Capitalized dividends	–	–	–	–	–	–	102,652	(102,652)	–
Offering costs	–	–	–	–	–	–	(65,423)	–	(65,423)
Share-based compensation	–	–	–	–	–	–	119,416	–	119,416
Net loss	–	–	–	–	–	–	–	(1,949,428)	(1,949,428)
Balance, September 30, 2024	2,314	$2	–	$–	333,745	$333	$93,242,498	$(87,106,163)	$6,136,668

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The Company’s changes in stockholders’ equity for each of the periods prior to the reverse stock split have been retroactively restated for the effect of the 1-for-17 reverse stock split effective March 28, 2025.

Auddia Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,702,369)	$(6,460,181)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,147,982	1,473,089
Share-based compensation expense	191,048	425,193
Change in fair value of warrants	–	632,388
Amortization of ROU asset	22,160	13,925
Change in assets and liabilities:
Accounts receivable	(274)	203
Prepaid assets	(59,603)	(13,215)
Other current assets	–	(2,889)
Accounts payable and accrued liabilities	85,697	136,447
Lease liabilities	(20,453)	(8,284)
Net cash used in operating activities	(4,335,812)	(3,803,324)

Cash flows from investing activities:
(Purchase) disposition of property and equipment	502	(12,199)
Software capitalization	(512,277)	(787,336)
Intangibles capitalization	(22,237)	–
Net cash used in investing activities	(534,012)	(799,535)

Cash flows from financing activities:
Offering costs	(178,192)	(72,807)
Net settlement of share-based compensation liability	–	(19,686)
Repayments of related party debt	–	(2,750,000)
Proceeds from issuance of preferred shares, net of issuance costs	700,000	2,238,575
Proceeds from issuance of common shares, net of issuance costs	4,368,296	8,176,048
Dividends and Series B preferred stock converted to common stock	567	–
Net cash provided by financing activities	4,890,671	7,572,130

Net increase in cash	20,847	2,969,271

Cash, beginning of year	2,706,319	804,556

Cash and restricted cash, end of period	$2,727,166	$3,773,827

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,442	$1,045
Cash paid for taxes	$–	$–

Supplemental disclosures of non-cash activity:
Reclassification of deferred offering costs	$57,705	$134,354
Issuance of warrants in connection with related party debt	$–	$911,384
Capitalized dividends	$131,858	$102,652
Dividends and Series B preferred stock converted to common stock	$354,007	$–
Right of use asset and assumption of operating lease liability	$–	$95,311

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

Risks and Uncertainties

The Company is subject to various risks and uncertainties frequently encountered by companies in the early stages of development. Such risks and uncertainties include, but are not limited to, its limited operating history, competition from other companies, limited access to additional funds, dependence on key personnel, completion of our proposed business combination and management of potential rapid growth. To address these risks, the Company must, among other things, develop its customer base; implement and successfully execute its business and marketing strategy; develop follow-on products; provide superior customer service; and attract, retain, and motivate qualified personnel. There can be no guarantee that the Company will be successful in addressing these or other such risks.

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

Going Concern

The Company had cash and cash equivalents of $2,727,166 as of September 30, 2025. The Company will need additional funding to complete the development of the full product line and scale products with a demonstrated market fit. The Company raised an additional $5.1 million (net of offering costs) during the nine months ended September 30, 2025, and an additional $2.1 million subsequent to September 30, 2025, which will only be sufficient to fund operations into the third quarter of 2026. Management has plans to secure such additional funding. If the Company is unable to raise capital when needed or on acceptable terms, the Company will be forced to delay, reduce, or eliminate technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management has plans to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, such as the White Lion equity line of credit (refer to Note 7) and additional future financing agreements. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s current level of cash is not sufficient to execute the business plan. For the foreseeable future, the Company will incur significant operating expenses, capital expenditures and working capital funding that will deplete cash on hand during the third quarter of 2026.

Cash and Cash Equivalents

The Company had cash on hand of $2,724,371 and $2,703,392 as of September 30, 2025 and December 31, 2024, respectively.

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had cash equivalents of $2,795 and $2,927 as of September 30, 2025 and December 31, 2024, respectively.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. As of September 30, 2025, the Company had approximately $2.4 million in excess of federally insured limits. As of December 31, 2024, the Company had approximately $2.2 million in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

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

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are considered impaired and expensed during the period of such determination. The Company determined that no such impairments were required during the three and nine months ended September 30, 2025 and 2024. Software development costs of $35,802 and $258,734 were capitalized for the three months ended September 30, 2025 and 2024, respectively. Software development costs of $512,277 and $787,336 were capitalized for the nine months ended September 30, 2025 and 2024, respectively. Amortization of capitalized software development costs was $356,118 and $492,872 for the three months ended September 30, 2025 and 2024, respectively and $1,143,272 and $1,456,554 for the nine months ended September 30, 2025 and 2024, respectively, and is included in depreciation and amortization expense in the Company’s condensed statement of operations.

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

Restructuring Costs

During the three months ended September 30, 2025, the Company implemented a restructuring plan to align its cost structure with current business priorities and improve operational efficiency. The restructuring included a reduction in workforce, the termination of certain consulting arrangements, and other cost-saving initiatives. In addition, the Company incurred approximately $0.5 million related to the proposed business combination. As a result of these actions, the Company recognized restructuring charges of approximately $0.8 million during the three and nine months ended September 30, 2025. The Company will continue to evaluate opportunities to further streamline operations and may incur additional restructuring-related expenses in future periods as these initiatives are finalized.

Note 2 – Property & Equipment, Intangible Assets, and Software Development Costs

Property and equipment and software development costs consisted of the following as of:

	September 30, 2025	December 31, 2024

Computers and equipment	$102,125	$110,551
Furniture	11,258	11,258
Accumulated depreciation	(105,709)	(109,528)
Total property and equipment, net	$7,674	$12,281

Domain name	$3,947	$3,947
Patents	22,237	–
Accumulated amortization	(1,136)	(531)
Total intangible assets, net	$25,048	$3,416

Software development costs	$9,090,093	$8,577,815
Accumulated amortization	(7,412,858)	(6,269,585)
Total software development costs, net	$1,677,235	$2,308,230

The Company recognized depreciation expense of $1,409 and $3,291 for the three months ended September 30, 2025 and 2024, respectively, related to property and equipment, amortization expense of $420 and $202 for the three months ended September 30, 2025 and 2024, respectively, related to intangible assets, and amortization expense of $356,118 and $492,872 for the three months ended September 30, 2025 and 2024, respectively, related to software development costs. The Company recognized depreciation expense of $4,105 and $16,069 for the nine months ended September 30, 2025 and 2024, respectively, related to property and equipment, amortization expense of $605 and $465 for the nine months ended September 30, 2025 and 2024, respectively, related to intangible assets, and amortization expense of $1,143,272 and $1,456,554 for the nine months ended September 30, 2025 and 2024, respectively, related to software development costs.

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2025	December 31, 2024

Accounts payable and accrued liabilities	$593,361	$495,312
Credit cards payable	–	12,351
	$593,361	$507,663

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

The Rollover Securities consist of (i) 27,256 prefunded common stock warrants with a per share exercise price of $0.017 per share (the “Prefunded Warrants”) and (ii) 27,256 non-prefunded warrants (the “Non-Prefunded Warrants”) with a current per share exercise price equal to $2.2165.

The number of Non-Prefunded Warrants was determined by dividing the Rollover Amount by $33.44 (the original exercise price). The number of Non-Prefunded Warrants is equal to the number of Prefunded Warrants (i.e. 100% warrant coverage). The Non-Prefunded Warrants have a price adjustment provision which will adjust the exercise price downward in the event that the Company issues equity securities in the future at an effective per share price below the then current exercise price. The original exercise price of $33.44 has been subsequently adjusted to $2.2165. In order to assure compliance with applicable Nasdaq rules, the Non-Prefunded Warrants shall not be exercisable for six months following the date of issue.

The Company issued to the holder 2,942 new common stock warrants with a five-year term as a loan extension fee (“Fee Warrants”). The Fee Warrants have a price adjustment provision which will adjust the exercise price downward in the event that the Company issues equity securities in the future at an effective per share price below the then current exercise price. The original exercise price of $33.44 has been subsequently adjusted to $2.2165. In order to assure compliance with applicable Nasdaq rules, the Fee Warrants shall not be exercisable for six months following the date of issue.

The Non-Prefunded Warrants and Fee Warrants had a total valuation of $811,402 and the Prefunded Warrants had a valuation of $732,370. As a result, the Company recorded $911,384 as a non-cash charge in connection with the issuance of warrants related to the Bridge Notes and a change in the fair value of warrants of $632,388 upon payoff of the debt during the nine months ended September 30, 2024 All warrants were classified as equity as they were indexed to the Company’s shares in accordance with ASC 815-40.

On September 25, 2025, the prefunded warrants were exercised.

Note 5 – Commitments and Contingencies

Operating Lease

On March 25, 2024, the Company entered into a 37-month operating lease commencing on April 1, 2024 with two separate two year renewal options. The monthly base rent for months two through 14 is $2,456, increasing to $3,070 for months 15 through 26, and ending at $3,684 for months 27 through 37. Rent expense, as part of general and administrative expenses in the statements of operations, was $8,960 and $8,960 for the three months ended September 30, 2025 and 2024, respectively and $26,881 and $22,721 for the nine months ended September 30, 2025 and 2024, respectively.

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

The following table presents the activity for stock options outstanding:

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2024	34,341	$123.88
Granted	104,405	1.94
Forfeited/canceled	(684)	1,182.34
Exercised	–	–
Outstanding – September 30, 2025	138,062	$26.42

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2023	4,994	$812.43
Granted	–	–
Forfeited/canceled	(67)	945.71
Exercised	–	–
Outstanding – September 30, 2024	4,927	$810.73

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding**			Options Exercisable**
Exercise Prices	Number	Price	Life*	Number	Price*
$8.67	29,413	$8.67	9.26	29,413	$8.67
$1,230.63	121	$1,230.63	2.11	121	$1,230.63
$1,808.79	395	$1,808.79	3.73	395	$1,808.79
$1,185.75	1,194	$1,185.75	5.23	1,194	$1,185.75
$760.75	398	$760.75	5.93	316	$760.75
$514.25	917	$514.25	6.95	917	$514.25
$168.30	118	$168.30	7.69	59	$168.30
$106.25	1,101	$106.25	8.21	162	$106.25
$1.94	104,405	$1.94	10.00	40,040	$1.94
Total – September 30, 2025	138,062			72,617

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.
**	The Company’s options summarized above have been retroactively restated for the effect of the 1-for-17 reverse stock split.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2024	309	$960.84
Granted	–	–
Forfeited/canceled	(29)	527.00
Vested/issued	(280)	1,006.64
Outstanding – September 30, 2025	–	$–

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2023	676	$1,009.12
Granted	–	–
Forfeited/canceled	–	–
Vested/issued	(367)	1,049.58
Outstanding – September 30, 2024	309	$960.84

The Company recognized share-based compensation expense related to stock options and restricted stock units of $92,984 and $119,416 for the three months ended September 30, 2025 and 2024, respectively and $191,048 and $425,193 for the nine months ended September 30, 2025 and 2024. The remaining unvested share-based compensation expense of $186,191 is expected to be recognized over the next 48 months.

Note 7 – Equity Financings

Equity Line Common Stock Purchase Agreement

On November 25, 2024, the Company entered into a new equity line Common Stock Purchase Agreement and a related registration rights agreement with White Lion. Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $10,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. On July 30, 2025, the Company amended the equity line Common Stock Purchase Agreement from $10,000,000 to $50,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock.

During the nine months ended September 30, 2025, the Company issued 995,000 shares of Common stock under the Equity Line Common Stock Purchase Agreement for total proceeds of $3.7 million.

At-the-Market Sales Agreement

During the nine months ended September 30, 2025, the Company issued 78,901 shares for aggregate proceeds of approximately $0.7 million pursuant to an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”).

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

Subsequent to September 30, 2025, and as of the date of this filing, the Company sold 928,860 shares under the Sales Agreement for proceeds of $2.1 million and currently has approximately $0.9 million of unsold availability under the ATM facility.

$2.3 Million Convertible Series B Preferred Stock and Warrants Financing

On April 23, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock and warrants financing. The Company received $2,314,000 of gross proceeds in connection with the closing of this financing.

At the closing, the Company issued 2,314 shares of Series B convertible preferred stock (“Series B Preferred Stock”) at a purchase price of $1,000 per share of Series B Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at an initial conversion price (“Conversion Price”) of $31.47 per share of Common Stock. The Company also issued warrants (“Warrants”) exercisable for 73,538 shares of Common Stock with a five-year term and an initial exercise price of $31.47 per share, which has been subsequently adjusted to $2.2165. The proceeds of this financing, together with other available cash resources, were used to repay outstanding debt and for general corporate purposes.

Holders of the Series B Preferred Stock will be entitled to dividends in the amount of 10% per annum, payable quarterly. The Company has the option to pay dividends on the Series B Preferred Stock in additional shares of Common Stock. The Company also has the option to cumulate or “capitalize” the dividends, in which case the accrued dividend amount shall be added to the stated value of each share of Series B Preferred Stock. As of September 30, 2025, the Company has elected to capitalize all dividends declared.

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

On August 5, 2025, the Company entered into a series of exchange agreements (the “Exchange Agreements”) with certain accredited investors to exchange 569 outstanding shares of the Company’s Series B preferred stock (including accrued dividends thereon) for 132,724 shares of common stock at an exchange price of $2.65 per common share. The issuance of the exchange common shares is intended to be exempt from registration pursuant to the exemptions under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

As of September 30, 2025, all Series B Preferred stock had been converted to Common stock.

$750,000 Series C Preferred Stock and Warrants Financing

On June 30, 2025, the Company entered into a Securities Purchase Agreement with accredited investors for a convertible preferred stock and warrants financing. The Company received $750,000 of gross proceeds in connection with the closing of this financing.

At the closing, the Company issued 750 shares of Series C convertible preferred stock (“Series C Preferred Stock”) at a purchase price of $1,000 per share of Series C Preferred Stock. The Series C Preferred Stock is convertible into Common Stock at an initial conversion price (“Series C Conversion Price”) of $4.77 per share of Common Stock, which has been adjusted to $2.2165. The Company also issued warrants exercisable for 314,466 shares of Common Stock with a five year term and an initial exercise price of $4.77 per share, which has been subsequently adjusted to $2.2165.

The proceeds of this financing, together with other available cash resources, will be used for general corporate purposes.

Warrants

The following table presents the activity for warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2024	142,915	$127.31
Granted	398,098	2.65
Forfeited/cancelled/restored	–	–
Exercised	(27,030)	2.65
Outstanding – September 30, 2025	513,983	$37.31

Note 8 – Leases under ASC 842

The Company leases certain office space under operating leases for use in operations. The Company recognizes operating lease expense on a straight-line basis over the lease term. Management determines if an arrangement is a lease at contract inception. Lease and non-lease components are accounted for as a single component for all leases. Operating lease right to use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term, which includes optional renewal periods if the Company determines it is reasonably certain that the option will be exercised. As the operating lease does not provide an implicit rate, the discount rate used in the present value calculation represents the incremental borrowing rate determined using information available at the commencement date. Rent expense, as part of general and administrative expenses in the statements of operations, was $8,960 and $8,960 for the three months ended September 30, 2025 and 2024, respectively and $26,881 and $25,385 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, weighted-average remaining lease term and discount rate were as follows:

September 30, 2025
Weighted-average remaining lease term	1.33 years
Weighted-average discount rate	8.6%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2025:

Years Ended December 31,
2025	$9,209
2026	41,749
2027	14,735
Less imputed interest	(4,653)
Total	$61,040

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

As previously disclosed, on August 5, 2025, the Company issued a press release announcing that it had entered into a non-binding letter of intent (“LOI”) for a proposed business combination between the Company and Thramann Holdings, LLC (“Holdings”). Holdings is considered a related party, as the Company’s founder, Chairman, and Chief Executive Officer, Jeff Thramann, is also the founder and principal owner of Holdings. The LOI contemplates a business combination between Auddia and Holdings with Auddia becoming a public holding company trading under a new name and ticker symbol. The transaction would result in the portfolio companies of Holdings and Auddia becoming subsidiaries of the public holding company. The parties initially agreed to a 30-day exclusivity period (expiring September 3, 2025) to negotiate a definitive business combination agreement, which will include customary closing conditions such as board and stockholder approvals, regulatory approvals, effectiveness of a registration statement relating to the issuance of Auddia common stock in the business combination and continued listing of the combined company’s common stock on Nasdaq. On September 3, 2025, the parties agreed to a 45-day extension of the exclusivity period (expiring on October 18, 2025) under the LOI. On October 17, 2025, the parties agreed to an additional extension of the exclusivity period until 30 days after the Securities and Exchange Commission is no longer operating under its Operations Plan Under a Lapse in Appropriations and Government Shutdown (which operations plan commenced on October 1, 2025).

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

On August 20, 2025, the Company announced that it is in the process of building its proprietary Discovr Radio platform and integrating it into the newly configured free faidr app for an anticipated launch in early 2026., The Discovr Radio platform, a web-based portal will allow artists and record labels to promote songs on radio streams, through an integration with faidr.

faidr historically allowed users to listen to AM/FM radio stations without unwanted commercial breaks. The app replaces these ad breaks in real time with songs supplied by Discovr Radio, giving artists exposure on mainstream airwaves. The faidr app represents the first-time consumers can combine the local content uniquely provided by AM/FM radio with commercial-free and personalized listening many consumers demand from digital-media consumption and preference-based new music discovery. In addition to commercial-free AM/FM, faidr includes podcasts with its Forward+ ad skipping technology on iOS.

The combination of AM/FM streaming and new-music distribution, with Auddia’s unique, AI technology-driven differentiators, addresses large (radio streamers) and rapidly growing (independent and emerging artists) audiences and customer bases.

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

The faidr app with its advanced features allow users to skip any content heard on the station and request audio content on-demand. We believe the faidr App represents a significant differentiated audio streaming product, the first to give audio streamers a more personalized middle ground between passive content like broadcast radio and fully on-demand content like Spotify. No other audio streaming app available today, including category leaders like TuneIn, iHeart, and Audacy, can compete with faidr’s full product offerings.

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

The Company initially launched faidr with a B2C subscription model in February of 2022 and is transitioning to a B2B subscription model before the end of the year or Q1 of 2026.

In August 2025, the Company announced a new B2B business model with a strategic shift to AI driven music discovery. Auddia is targeting artists and labels for SaaS subscription access to ad-free AM/FM streaming listeners on the faidr app, while faidr users will enjoy free access to AI driven ad-free AM/FM streams on all music stations. Consumer subscriptions will no longer be required to enjoy faidr’s ad-free and content personalization listening experience.

New music platforms like Bandcamp and SoundCloud are integral tools for artists to connect with new fans and even monetize their content, but those platforms only cater to a subset of the total addressable market for an artist. The Company believes the largest group of potential fans for most artists remains on commercial radio, listening to music passively and not searching for new artists even though Company surveys and research indicate radio listeners are interested in hearing new music when listening to their favorite radio stations. Auddia’s new Discovr Radio platform will deliver the experience of passively listening to commercial AM/FM radio streams while passively being exposed to new music instead of radio ads.

Unlike other new music discovery platforms, which allow artists to upload songs in the hopes that new listeners will find them among the other songs available, Discovr Radio delivers guaranteed plays to artists, leveraging AI to place their songs into radio feeds as part of a custom programming experience and as unique content during what would typically be an ad break. This gives artists opportunities to be heard by the many millions of streaming radio listeners worldwide.

The new Discovr Radio platform will consist of a new AI Placement Engine and Artist Portal. The AI Placement Engine will aim to put the right new song in front of the right listener, on the right station, adjacent to the right artist, to optimize music discovery and the connection between artists and fans. The Artist Portal will give artists performance analytics on number of total plays, likes and dislikes, demographic data, and facilitate the connection of artists to their new fans. In addition to streaming songs on live radio streams, the Discovr Radio offering will eventually allow artists and labels to launch campaigns on streaming apps to promote new songs, albums, and tours.

Auddia is evolving its business model from direct-to-consumer to business-to-business, shifting its focus from individual radio-streaming subscribers to artists and labels as subscribers. Through a modest monthly subscription, artist and label customers gain guaranteed radio plays—offering a new channel for music promotion.

The faidr mobile App is available today through the iOS and Android App stores and the MVP version of the Discovr Radio platform is expected to be released before the end of Q1 of 2026. The MVP is expected to be supported by a pilot program of participating customers.

We have funded our operations with proceeds from the February 2021 IPO, Series A warrants exercised in July 2021 and common share issuance during June of 2023. We also obtained debt financing through a related party during November 2022 and April 2023, which was subsequently repaid in April 2024. In addition, we sold common shares during 2025 and 2024 pursuant to our equity line facility and issued preferred stock in our Series B and Series C issuances. Since our inception, we have incurred significant operating losses. As of September 30, 2025, we had an accumulated deficit of $95,262,663. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of September 30, 2025, we had cash and cash equivalents of $2,727,165. Through the date of this report, we have secured approximately $7.2 million in additional financing in 2025. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. However, if we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

The Company has established a special committee of the board of directors to evaluate the related party transaction. The special committee has engaged its own counsel and financial advisor.

The LOI contemplates a business combination between Auddia and Holdings with Auddia becoming a public holding company trading under the new name, McCarthy Finney and ticker symbol MCFN. The transaction would result in the portfolio companies of Holding and Auddia becoming subsidiaries of the public holding company. Under the proposed terms, Holdings’ equity holders are expected to receive an 80% ownership interest in the combined company, with Auddia equity holders owning a 20% interest.

The proposed business combination is subject to a number of known and unknown risk and uncertainties. There can be no assurances that the parties will enter into a definitive business combination on the terms contemplated hereby or at all. Further, there can be no assurances that such business combination will be approved by stockholders or will ultimately be consummated.

Mergers and Acquisitions Strategy

We are exploring various merger and acquisition options as part of a broader strategy which aims to scale the business more rapidly; accelerate user adoption and subscriber growth; enter new markets (international); and open new pathways toward raising capital. The overall strategy focuses on three areas: (1) acquiring retained customers of the Discovr Radio platform to generate significant subscription revenue, (2) acquiring retained users of faidr to supply the audience to Discovr Radio customers (3) scaling the faidr userbase and the Discovr Radio customer base once we’ve achieved product-market fit.

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

Sales and marketing

Our sales and marketing expenses consist primarily of salaries, direct to consumer (users for faidr and Discovr Radio) promotional spend and consulting services, all of which are related to the sales and promotion performed during the period. We expect our sales and marketing expenses to fluctuate period by period as we release new upgrades and enhancements within our Apps and look to generate revenue through customer acquisition, retention, and subscription conversion.

Research and development

Since our inception, we have focused significant resources on our research and development activities related to the software development of our technology. We account for costs incurred in the development of computer software as software research and development costs until the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose is probable. We cease capitalization of development costs once the software has been substantially completed and is available for its intended use. Software development costs are amortized over a useful life estimated by our management of three years. Costs associated with significant upgrades and enhancements that result in additional functionality are capitalized. Capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in software technologies. Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are impaired and expensed during the period of such determination. We expect to continue to incur research and development expenses and capitalization in the future as we continue to develop and enhance faidr and develop the Discovr Radio platform.

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

Restructuring Costs

Our restructuring costs consist primarily of employee severance and related benefits, contract termination fees, and other costs incurred in connection with actions taken to streamline operations and align our cost structure with current business priorities. During the three months ended September 30, 2025, we implemented a restructuring plan that included workforce reductions and the termination of certain consulting arrangements. Additionally, we incurred legal and financial related costs in connection with the proposed business combination during the three months ended September 30, 2025.

Other income and expense

The other income and expense category primarily consists of interest expense attributed to the debt and conversion features of the Notes payable to related party.

Results of operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations:

	Three Months Ended
	September 30, 2025	September 30, 2024	Change $	Change %
Revenue	$–	$–	$–	0.0%

Operating expenses:
Direct cost of services	55,252	54,916	336	0.6%
Sales and marketing	143,762	282,450	(138,688)	-49.1%
Research and development	317,626	233,085	84,541	36.3%
General and administrative	698,940	881,439	(182,499)	-20.7%
Restructuring	806,432	–	806,432	100.0%
Depreciation and amortization	357,946	495,960	(138,014)	-27.8%
Total operating expenses	2,379,958	1,947,850	432,108	22.2%
Loss from operations	(2,379,958)	(1,947,850)	(432,108)	-22.2%

Other expense:
Interest expense	(1,193)	(1,578)	385	-24.4%

Total other expense	(1,193)	(1,578)	385	24.4%
Loss before income taxes	(2,381,151)	(1,949,428)	(431,723)	22.1%
Provision for income taxes	–	–	–	0.0%
Net loss	$(2,381,151)	$(1,949,428)	$(431,723)	22.1%

Revenue

Total revenues for the three months ended September 30, 2025 and 2024 were $0 as we continue to develop and enhance our faidr App and build out our Discovr artist portal to establish new revenue streams.

Direct cost of services

Direct Cost of Services increased by $336 or 0.6% to $55,252 for the three months ended September 30, 2025 compared to $54,916 for the three months ended September 30, 2024 due to increased music licensing costs.

Sales and marketing

Sales and marketing expenses decreased by $138,688 or (49.1%) to $143,762 for the three months ended September 30, 2025 compared to $282,450 for the three months ended September 30, 2024. The decrease in sales and marketing expenses was primarily attributed to a decrease in marketing promotion costs as we are focus on building out our new Discovr artist portal.

Research and development

Research and development expenses increased by $84,541 or 36.3% to $317,626 for the three months ended September 30, 2025 from $233,085 for the three months ended September 30, 2024 primarily due to an increase in research and development consulting fees incurred and lower amount capitalized as a result IT staff restructuring. We continue to develop enhancements to our faidr App and build out our Discovr artist portal and will continue capitalize software costs to the extent that such development qualifies for capitalization.

General and administrative

General and administrative expenses decreased by $182,499 or (20.7%) to $698,940 for the three months ended September 30, 2025 compared to $881,439 for the three months ended September 30, 2024. The decrease was due to a decrease in accounting, legal, and stock option expense.

Restructuring

Restructuring expenses increased by $806,432 or 100% for the three months ended September 30, 2025 compared to $0 for the three months ended September 30, 2024. We implemented changes to our IT department. These one-time restructuring expenses relate to payroll and benefits, severance, and onboarding of new outsourced IT team and expenses related to the proposed business combination.

Depreciation and amortization

Depreciation and amortization expenses decreased by $138,014 or (27.8%) to $357,946 for the three months ended September 30, 2025 compared to $495,960 for the three months ended September 30, 2024. Capitalized software costs have decreased, in which the ongoing amortization of our faidr App has also decreased.

Other expense, net

Total other expenses remained relatively flat and incrementally decreased by $385 or (24.4%) to $1,193 for the three months ended September 30, 2025 compared to $1,578 for the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change $	Change %
Revenue	$–	$–	$–	0.0%

Operating expenses:
Direct cost of services	169,388	153,316	16,072	10.5%
Sales and marketing	564,360	645,713	(81,353)	-12.6%
Research and development	950,744	558,180	392,564	70.3%
General and administrative	2,059,273	2,826,563	(767,290)	-27.1%
Restructuring	806,432	–	806,432	100.0%
Depreciation and amortization	1,147,981	1,473,088	(325,107)	-22.1%
Total operating expenses	5,698,178	5,656,860	41,318	0.7%
Loss from operations	(5,698,178)	(5,656,860)	(41,318)	-0.7%

Other expense:
Interest expense	(4,191)	(170,933)	166,742	-97.5%

Change in fair value of warrants	–	(632,388)	632,388	-100.0%
Total other expense	(476,263)	(803,321)	799,130	-99.5%
Loss before income taxes	(5,702,369)	(6,460,181)	757,812	-11.7%
Provision for income taxes	–	–	–	0.0%
Net loss	$(5,702,369)	$(6,460,181)	$757,812	-11.7%

Revenue

Total revenues for the nine months ended September 30, 2025 and 2024 were $0 as we continue to develop and enhance our faidr App and build out our new Discovr artist portal to establish new revenue streams.

Direct cost of services

Direct Cost of Services increased by $16,072 or 10.5% to $169,388 for the nine months ended September 30, 2025 compared to $153,316 for the nine months ended September 30, 2024 due to increased music licensing costs.

Sales and marketing

Sales and marketing expenses decreased by $81,353 or 12.6% to $564,360 for the nine months ended September 30, 2025 compared to $645,713 for the nine months ended September 30, 2024. The decrease in sales and marketing expenses was primarily attributed to a decrease in marketing promotion costs. We are focused on the proposed business combination and business restructuring efforts.

Research and development

Research and development expenses increased by $392,564 or 70.3% to $950,744 for the nine months ended September 30, 2025 from $558,180 for the nine months ended September 30, 2024 primarily due to an increase in research and development consulting fees incurred and lower amount capitalized as a result IT staff restructuring. We continue to develop enhancements to our faidr App and will continue capitalize software costs to the extent that such development qualifies for capitalization.

General and administrative

General and administrative expenses decreased by $767,290 or (27.1%) to $2,059,273 for the nine months ended September 30, 2025 compared to $2,826,563 for the nine months ended September 30, 2024. The decrease resulted primarily from a decrease in stock compensation expense and professional fees, such as, accounting and legal expenses due to potential acquisition efforts that occurred during the nine months ended September 30, 2024 and were not present in 2025.

Restructuring

Restructuring expenses increased by $806,432 or 100% for the nine months ended September 30, 2025 compared to $0 for the nine months ended September 30, 2024. We implemented changes to our IT department. These one-time restructuring expenses relate to payroll and benefits, severance, and onboarding of new outsourced IT team and expenses related to the proposed business combination.

Depreciation and amortization

Depreciation and amortization expenses decreased by $325,107 or (22.1%) to $1,147,981 for the nine months ended September 30, 2025 compared to $1,473,088 for the nine months ended September 30, 2024. Capitalized software costs have decreased, in which the ongoing amortization of our faidr App has also decreased.

Other expense, net

Total other expenses decreased by $799,130 or (99.5%) to $4,191 for the nine months ended September 30, 2025 compared to $803,321 for the nine months ended September 30, 2024, which was due to the change in fair value of warrants issued in connection with the repayment of notes payable to related party in April 2024.

Liquidity and capital resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our faidr and podcasting Apps. As of September 30, 2025, we had cash and cash equivalents of $2,727,166. We have working capital of approximately $2.2 million as of September 30, 2025. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months as we continue to develop and market our products. We secured $5.1 million of financing during the nine months ended September 30, 2025, and an additional $2.1 million subsequent to September 30, 2025, which will only be sufficient to fund our current operating plans into the third quarter of 2026.  We have based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

Equity Line Common Stock Purchase Agreement

On November 25, 2024, we entered into a new equity line Common Stock Purchase Agreement and a related registration rights agreement with White Lion. Pursuant to the Common Stock Purchase Agreement, we have the right, but not the obligation to require White Lion to purchase, from time to time, up to $10,000,000 in aggregate gross purchase price of newly issued shares of our common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. On July 30, 2025, we amended the equity line Common Stock Purchase Agreement from $10,000,000 to $50,000,000 in aggregate gross purchase price of newly issued shares of our common stock.

In April 2025, we issued 25,000 shares of Common stock under the Equity Line Common Stock Purchase Agreement for total proceeds of $0.1 million.

In July and August 2025, we issued 970,000 shares of Common stock under the Equity Line Common Stock Purchase Agreement for total proceeds of $3.6 million.

At-the-Market Sales Agreement

During the nine months ended September 30, 2025, we issued 78,901 shares for aggregate proceeds of approximately $0.7 million pursuant to an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”).

Under the Sales Agreement, we may sell shares of our common stock having an aggregate offering price of up to $10,000,000 from time to time, through an “at the market offering” (the “ATM Offering”). Subsequent to September 30, 2025, and as of the date of this filing, we have sold 928,860 shares under the Sales Agreement for proceeds of $2.1 million and currently have approximately $0.9 million of unsold availability under the ATM facility.

Series C Preferred Stock and Warrants Financing

On June 30, 2025, we entered into a Securities Purchase Agreement with accredited investors for a convertible preferred stock and warrants financing. We received $750,000 of gross proceeds in connection with the closing of this financing.

At the closing, we issued 750 shares of Series C convertible preferred stock (“Series C Preferred Stock”) at a purchase price of $1,000 per share of Series C Preferred Stock. The Series C Preferred Stock is convertible into Common Stock at an initial conversion price (“Series C Conversion Price”) of $4.77 per share of Common Stock. We also issued warrants exercisable for 314,466 shares of Common Stock with a five year term and an initial exercise price of $4.77 per share, which was subsequently adjusted to $2.2165.

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

The following table summarizes the statements of cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(4,335,812)	$(3,803,324)
Investing activities	(534,012)	(799,535)
Financing activities	4,890,671	7,572,130
Change in cash	$20,847	$2,969,271

Operating activities

Cash used in operating activities for the nine months ended September 30, 2025 was ($4,335,812), primarily resulting from our net loss of ($5,702,369), change in working capital of $5,368 primarily related to an increase in accounts payable and accrued liabilities, and non-cash charges of $1,361,189 related to depreciation and amortization and share based compensation expense. Cash used in operating activities for both periods consisted of personnel-related expenditures, marketing and promotion costs, and public company administrative support costs such as legal and other professional support services.

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

Investing activities

Cash flows used in investing activities for the nine months ended September 30, 2025 was $(534,012), consisting of capitalization of software development expenses and patent expenses.

Cash used in investing activities for the nine months ended September 30, 2024 was ($799,535), consisting of the capitalization of software development expenses and purchase of computer equipment.

Financing activities

Cash flows generated in financing activities for the nine months ended September 30, 2025 was $4,890,671 and primarily related to cash proceeds from the issuance of common shares of $4,368,296 and cash proceeds (net of issuance costs) from the issuance of Series C preferred stock of $700,000, partially offset by offering costs of $178,192.

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

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $95,262,663 and $89,428,436 as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $2,727,166 and $2,706,319, respectively. Our cash is comprised primarily of demand deposit accounts and money market funds. We secured $5.1 million of financing during the nine months ended September 30, 2025, and an additional $2.1 million subsequent to September 30, 2025, which will only be sufficient to fund our current operating plans into the third quarter of 2026.  We have based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the nine months ended September 30, 2025.

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

See Item 5 below for information regarding unregistered sales of equity securities.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2025.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated or otherwise had in effect a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		At-The-Market Issuance Sales Agreement, dated August 22, 2025, by and between Auddia Inc. and Ascendiant Capital Markets, LLC.	8-K	08-22-2025	1.1
2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Certificate of Designation of Series A Preferred Stock filed November 13, 2023	8-K	11-16-2023	3.1
3.3		Certificate of Amendment to the Certificate of Incorporation of the Company dated February 23, 2024	8-K	02-27-2024	3.1
3.4		Certificate of Amendment to the Certificate of Incorporation of the Company dated March 27, 2025	8-K	04/01/2025	3.1
3.5		Series B Convertible Preferred Stock Certificate of Designations dated April 23, 2024	8-K	04-29-2024	3.1
3.6		Series C Convertible Preferred Stock Certificate of Designations dated June 30, 2025	8-K	06-30-2025	3.1
3.7		Bylaws of the Company	8-K	02-22-2021	3.2
3.8		Amendment to Bylaws dated September 6, 2024	8-K	09-12-2024	3.1
3.9		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
3.10		Form of IPO Series A Warrant	S-1/A	02-05-2021	3.6
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of IPO Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities	10-K	03-31-2021	4.3
10.1	#	Form of Auddia Inc. 2020 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.2	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.3		Form of IPO Series A Warrant Agent Agreement	S-1/A	02-05-2021	10.10
10.4	#	First Amendment to 2020 Equity Incentive Plan	S-8	08-10-2021	99.2
10.5	#	Second Amendment to 2020 Equity Incentive Plan	10-K	03-05-2025	10.5
10.6	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.3
10.7	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.4
10.8	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	S-8	08-10-2021	99.5
10.9	#	Clip Interactive, LLC 2013 Equity Incentive Plan	S-8	08-10-2021	99.6
10.10	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan	S-8	08-10-2021	99.7
10.11	#	Executive Officer Employment Agreement for Michael Lawless dated October 13, 2021	8-K	10-15-2021	10.1
10.12	#	Executive Officer Employment Agreement for Peter Shoebridge dated October 13, 2021	8-K	10-15-2021	10.2

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

10.13		Secured Promissory Bridge Note dated November 14, 2022	8-K	11-14-2022	10.1
10.14		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.15		Security Agreement dated November 14, 2022	8-K	11-14-2022	10.3
10.16		Secured Promissory Bridge Note dated November 14, 2022	8-K	11-14-2022	10.1
10.17		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.18		Security Agreement dated November 14, 2022	8-K	11-14-2022	10.3
10.19		Secured Promissory Bridge Note dated April 17, 2023	8-K	04-21-2023	10.1
10.20		Common Stock Warrant for 600,000 shares dated April 17, 2023	8-K	04-21-2023	10.2
10.21		Common Stock Warrant for 650,000 shares dated April 17, 2023	8-K	04-21-2023	10.3
10.22		Form of 2023 Placement Agency Agreement	8-K	06-14-2023	1.1
10.22		Form of Securities Purchase Agreement dated June 13, 2023 between Auddia Inc. and the Investors named therein	8-K	06-14-2023	10.1
10.23	#	Employment Agreement, effective as of November 27, 2023, between Auddia Inc. and John E. Mahoney	8-K	12-18-2023	10.1
10.24		Series A Preferred Securities Purchase Agreement dated November 11, 2023 between Auddia Inc. and Jeffrey Thramann	8-K	11-16-2023	10.1
10.25		Amendment and Waiver dated April 9, 2024 Relating to Senior Secured Bridge Notes	8-K	04-15-2024	10.1
10.26		Form of Securities Purchase Agreement dated April 23, 2024	10-Q	05-14-2024	10.41
10.27		Form of Common Stock Warrant dated April 23, 2024	8-K	04-29-2024	10.2
10.28		Form of Registration Rights Agreement dated April 23, 2024	8-K	04-29-2024	10.3
10.29		Common Stock Purchase Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-25-2024	10.1
10.30		Registration Rights Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-25-2024	10.2
10.31		Form of Securities Purchase Agreement dated June 30, 2025	8-K	06-30-2025	10.1
10.32		Form of Common Stock Warrant dated June 30, 2025	8-K	06-30-2025	10.2
10.33		Form of Registration Rights Agreement dated June 30, 2025	8-K	06-30-2025	10.4
10.34		Amendment 1, dated July 30, 2025, to Equity Line Common Stock Purchase Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	07-30-2025	10.1
10.35		Form of Exchange Agreement dated August 5, 2025	10-Q	08-08-2025	10.35
10.36		Employment Agreement, effective as of July 1, 2025, between Auddia Inc. and Jeffrey Thramann	8-K	09-12-2025	10.2
19.1		Insider Trading Policy	10-K	03-05-2025	19.1
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1		Auddia Clawback Policy	10-K	04-01-2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDDIA INC.

By:	/s/ Jeffrey Thramann
Jeffrey Thramann President, Chief Executive Officer, Director

By:	/s/ John Mahoney
John Mahoney Chief Financial Officer

Date: November 6, 2025

