Form 10-K
period 2025-12-31
AUDDIA INC.
filed 2026-03-06
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ AnNUAL REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,700,518 based on a closing price of $5.65 per share as quoted by the Nasdaq Capital Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2026, 3,856,348 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

AUDDIA INC.

2025 ANNUAL REPORT ON FORM 10-K

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

Overview of Auddia

Auddia (the “Company”) is an AI technology company headquartered in Boulder, CO that is reinventing how consumers engage with audio through the development of its faidr app—an industry-first audio platform, which utilizes proprietary AI technology to personalize and customize both radio and podcast listening experiences—and the Discovr Radio platform, a web-based portal that allows artists and record labels to promote songs on radio streams, through an integration with faidr.

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

The faidr app with its advanced features allows users to skip any content heard on the station and request audio content on-demand. We believe the faidr app represents a significant differentiated audio streaming product, the first to give audio streamers a more personalized middle ground between passive content like broadcast radio and fully on-demand content like Spotify. No other audio streaming app available today, including category leaders like TuneIn, iHeart, and Audacy, can compete with faidr’s full product offerings.

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

The Company initially launched faidr with a B2C subscription model in February of 2022 and transitioned to a B2B subscription model in Q1 of 2026.

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

New music platforms like Bandcamp and SoundCloud are integral tools for artists to connect with new fans and even monetize their content, but those platforms only cater to a subset of the total addressable market for an artist. The Company believes the largest group of potential fans for most artists remains on commercial radio, listening to music passively and not searching for new artists even though Company surveys and research indicate radio listeners are interested in hearing new music when listening to their favorite radio stations. Auddia’s new Discovr Radio platform delivers the experience of passively listening to commercial AM/FM radio streams while being exposed to new music instead of radio ads.

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

The new Discovr Radio platform consists of a new AI Placement Engine and Artist Portal. The AI Placement Engine aims to put the right new song in front of the right listener, on the right station, adjacent to the right artist, to optimize music discovery and the connection between artists and fans. The Artist Portal gives artists performance analytics on number of total plays, likes and dislikes, demographic data, and facilitate the connection of artists to their new fans. In addition to streaming songs on live radio streams, the Discovr Radio offering will eventually allow artists and labels to launch campaigns on streaming apps to promote new songs, albums, and tours.

Auddia is evolving its business model from direct-to-consumer to business-to-business, shifting its focus from individual radio-streaming subscribers to artists and labels as subscribers. Through a modest monthly subscription, artist and label customers gain guaranteed radio plays—offering a new channel for music promotion.

The faidr mobile App is available today through the iOS and Android App stores and the MVP version of the Discovr Radio platform was released on January 20, 2026. The MVP is expected to be supported by a pilot program of participating customers.

Since the release of Discovr Radio, participating artists are seeing an average of 116 plays over radio per week. In addition to plays and likes, faidr users have been engaging with artists through visits to artists pages and clicking on outbound links. As of February 12, 2026, artist pages are seeing an average 30% clickthrough rate, meaning nearly a third of all artist-page visits results in a user clicking to listen to the artist’s full library elsewhere, or following them on socials, or buying the artist’s merch, tickets, or music.

Recent Developments

Proposed Business Combination

On August 5, 2025, the Company issued a press release announcing that it had entered into a non-binding letter of intent (“LOI”) for a proposed business combination between the Company and Thramann Holdings, LLC (“Thramann Holdings”). Thramann Holdings is a privately held holding company that controls LT350, Influence Healthcare, and Voyex, three early stage AI-native companies founded by Jeff Thramann, Auddia’s founder, CEO and Executive Chairman.

The Company has established a special committee of independent directors to evaluate the related party transaction. The special committee has engaged its own counsel and financial advisor.

Upon closing of the proposed transaction, the Company would be renamed McCarthy Finney and would trade under its new MCFN ticker symbol. Auddia would become a wholly owned subsidiary of McCarthy Finney, and each of the three Thramann Holdings entities would also be wholly owned by McCarthy Finney. Jeff Thramann would remain as CEO of McCarthy Finney and John Mahoney would remain as CFO. Auddia’s current board members are expected to continue as members of the board of the combined company.

Auddia shareholders at the time of closing are expected to own a 20% economic interest of McCarthy Finney, with an 80% economic interest of the combined company expected to be owned at closing by Jeff Thramann. Under certain circumstances, these ownership percentages may be adjusted upward or downward based on the level of Auddia’s cash at closing.

The consideration to be paid to Thramann Holdings in the proposed transaction will consist of (i) shares of McCarthy Finney convertible preferred stock and (ii) $3.5 million aggregate principal amount of McCarthy Finney notes with a two year maturity date.

The closing of the merger will be conditioned on Auddia having at least $12 million cash on hand at closing in order to provide cash runway to fund McCarthy Finney to key future business milestones. There can be no assurances as to Auddia’s level of cash at closing.

The transaction has been unanimously approved by the board of directors of both companies. In connection with the approval of the merger agreement, Houlihan Capital provided a fairness opinion to Auddia’s special committee and board of directors.

The proposed transaction is expected to close in the second quarter of 2026, subject to customary closing conditions, including approvals by the Auddia stockholders, the effectiveness of the S-4 registration statement to be filed with the SEC to register the shares of McCarthy Finney stock to be issued in connection with the merger, and the continued listing of the combined company’s common stock on Nasdaq.

The proposed business combination is subject to a number of known and unknown risk and uncertainties. There can be no assurances that such business combination will be approved by stockholders or will ultimately be consummated.

For more information about the business combination transaction, please see Auddia's Current Report on Form 8-K filed with the SEC on February 17, 2026.

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

Management’s assessment also included metrics from subscription platforms for broadcast audio content, which show that consumers are willing to pay a subscription fee for commercial-free audio content. For example, SiriusXM, Inc. offers a service that demonstrates the viability of a commercial-free broadcast audio product that is purchased by consumers, in their case, for an average $13 (estimated) per month. SiriusXM has 33 million subscribers (end of 2025) at this average price point. SiriusXM does not offer the local content and personalities that local broadcast radio exclusively delivers.

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

In August 2025, the Company announced a new B2B business model with a strategic shift to AI driven music discovery. Auddia began targeting artists and labels for SaaS subscription access to ad-free AM/FM streaming listeners on the faidr app, shifting faidr from a subscription-based app to a completely free experience, leveraging AI driven ad-free AM/FM streams on all music stations.

Discovr Radio, a new-music discovery engine, was developed and launched, targeting artists and record labels. Discovr Radio is a subscription-based music promotion tool that integrates into faidr, playing customer songs over ad breaks on commercial radio streams. Discovr Radio was launched on January 20, 2026.

Streaming audio landscape and opportunities for emerging artists

Despite the growth of on-demand streaming, AM/FM radio remains a significant driver of audio listening in the United States, particularly within ad-supported audio. Nielsen’s The Record (Q3 2025) reports that Americans spend 3 hours and 53 minutes per day with audio across ad-supported and ad-free platforms, and that ad-supported audio accounts for 64% of all listening; within that ad-supported universe, consumers spent 62% of daily time with radio, compared to 20% with podcasts, 15% with streaming music, and 3% with satellite radio. This persistent scale means broadcast radio continues to influence which music reaches mass audiences, including casual listeners who may not actively seek out new artists.

At the same time, radio’s programming and economic incentives tend to favor familiarity and repeat listening, which can constrain the number of “open slots” available for emerging artists. Industry programming practices commonly rely on tight rotations and a mix of “current,” “recurrent,” and “gold” titles to maintain predictable listener satisfaction; for example, programming analyses of Contemporary Hit Radio (CHR) illustrate how a small set of “power” songs can be played 100+ times per week on major stations, reflecting highly concentrated playlists and heavy repetition. In parallel, radio programming guidance frequently emphasizes the use of recurrents as a strategy to keep stations sounding “familiar and fresh,” reinforcing the structural preference for established songs over a broader set of brand-new releases. As a result, even though radio remains a large pool of listening time, breaking new music through radio can be challenging, and airplay opportunities may be concentrated among a limited set of songs and artists at any given time.

These dynamics occur against a backdrop of rapidly expanding music supply on digital platforms. Luminate-cited reporting indicates that in 2025 an average of ~106,000 new tracks (new ISRCs) were delivered to streaming services each day, underscoring both the accessibility of distribution and the intensifying competition for attention. In this environment, platforms and products that help listeners efficiently discover relevant new music—and help emerging artists reach new fans—may benefit from (i) the continued importance of ad-supported audio, (ii) consumer demand for personalization, and (iii) the gap between the scale of new releases and the limited new-music capacity of traditional broadcast programming.

Competitive Landscape — Artist Discovery and Promotion Platforms

The digital audio ecosystem includes a range of platforms and services that support music discovery and artist promotion, each offering different mechanisms by which emerging artists can reach new listeners. These platforms operate outside traditional broadcast radio and provide alternative or complementary avenues for music exposure in a highly competitive and saturated environment.

Streaming services with promotional tools: Major on-demand streaming services such as Spotify and Apple Music provide artists with discovery and promotional features integrated into their platforms. Through artist-focused toolkits, editorial playlist submissions, algorithmic discovery modes, targeted recommendation initiatives, and promotional features (e.g., Spotify’s Campaign Kit with tools like Marquee and Discovery Mode), artists can increase the visibility of their music within large user bases and personalized listening experiences. These mechanisms—while not dedicated promotional marketplaces—leverage the platforms’ scale and recommendation systems to help connect artists with new fans and influence streaming outcomes.

Digital promotion and playlist-placement services: Dedicated promotion services have emerged to support artists in securing placements on curated playlists, blogs, radio, and social channels. Platforms such as Groover, SubmitHub, Playlist Push, SoundCampaign, and similar services offer tools and campaign frameworks that assist in pitching music to playlists, curators, press, and influencers, thereby increasing potential exposure across major streaming and discovery channels. These services often operate on paid campaigns or credit-based submissions designed to help independent artists expand their audience reach beyond organic discovery.

Social and alternative discovery platforms: Social media and creator-driven platforms like TikTok, YouTube, and SoundCloud serve as influential discovery environments where viral trends, user-generated content, and community engagement can rapidly elevate an emerging artist’s visibility. While not exclusively promotional in structure, these platforms facilitate music discovery through user sharing, influencer amplification, and content virality, presenting competitive touchpoints for audience engagement outside of curated audio streams.

Niche and community-oriented platforms: Other services and networks, including Bandcamp and artist networking tools like Vampr, focus on direct artist-to-fan connections and professional collaborations. Bandcamp, for example, recently introduced curated subscription-based discovery offerings that provide thematic selections and community engagement opportunities, helping emerging artists connect with dedicated listeners in curated contexts. Similarly, social discovery platforms aim to facilitate connections within music communities.

Comprehensive artist development and marketing tools: In addition to promotion services, broader marketing and analytics tools (e.g., Spotify for Artists analytics, Chartmetric, Soundcharts, and social media marketing suites) provide artists with data, audience insights, and campaign optimization capabilities. These tools are increasingly utilized as part of integrated promotional strategies that help emerging acts understand listener behavior and refine their outreach efforts across digital channels.

Collectively, these platforms and services create a competitive landscape in which emerging artists can pursue multiple paths to increase visibility and build audiences. They differ in their approaches—from algorithmic recommendation and curated playlist placement to direct fan engagement and social virality—but each represents an alternative to traditional radio airplay for connecting new music with fans at scale.

However, none of the above solutions offer a direct pathway or exposure to traditional radio audiences.

Integrated ecosystem and differentiation (faidr + Discovr Radio)

Auddia operates an integrated ecosystem that includes both (i) a consumer-facing audio streaming product (faidr) and (ii) an artist-facing distribution and promotion product (Discovr Radio). faidr is positioned as a streaming application that enables consumers to listen to radio streams with features such as ad-free listening and other controls, depending on subscription tier and product configuration. Discovr Radio is positioned as an artist-focused platform that allows artists, managers, and labels to upload tracks for insertion into live radio streams delivered through faidr—particularly by using portions of the stream that would otherwise be dedicated to commercial breaks—and provides campaign and performance analytics.

Together, these two products create a two-sided network in which consumer listening supply (faidr) and artist promotion demand (Discovr Radio) can be coordinated within a single operating environment.

This integrated approach differs from many competing promotion pathways for emerging artists. In the broader market, artist promotion is often executed either (a) within large streaming platforms’ own ecosystems (e.g., Spotify’s paid in-app promotional placements such as Marquee and algorithmic tools such as Discovery Mode, and SoundCloud’s self-serve Promote tool) or (b) via third-party promotion and playlist pitching services that do not control the end listening experience. By contrast, Auddia’s model is designed to connect artist campaigns to listeners inside Auddia’s owned consumer experience (faidr) and to monetize a specific, addressable inventory opportunity associated with radio streaming (commercial-break time) via Discovr Radio.

Potential points of differentiation versus the competitive landscape

•	Owned audience + owned distribution workflow: Auddia can align artist promotion (Discovr Radio) with a consumer listening environment it operates (faidr), rather than relying solely on external editorial playlisting, third-party curator networks, or off-platform paid media.

•	Distinct discovery “placement” context: Discovr Radio is positioned around inserting emerging-artist tracks into live radio streams—specifically leveraging time that is typically commercial inventory—rather than competing only for placement in on-demand playlists or algorithmic recommendation slots within a major DSP.

•	Closed-loop measurement inside the ecosystem: Because the listener experience and insertion mechanics occur within faidr, Auddia may be able to provide campaign reporting tied to exposure and engagement inside its environment (subject to product capabilities, privacy practices, and data availability).

The effectiveness of this ecosystem is likely dependent on factors such as faidr user growth and retention, the Company’s ability to maintain and enhance product functionality, competitive responses from larger platforms with substantial scale and promotion tooling (e.g., Spotify and SoundCloud), and broader market dynamics in radio streaming and digital audio discovery.

Software Products and Services

The faidr App

The faidr App is our one key component to Auddia’s audio ecosystem and connects its customers with an engaged audience to consume Discovr Radio content.

How the faidr App Works

A faidr user will select a specific streaming radio station to record and be able to listen to the recording of that station in a customized manner. The App will record the station in real time and its AI algorithm will identify the beginning and end of audio content segments including music and commercials. When the recorded station is played back by the App subscriber, faidr will identify the audio content segments the user chooses not to consume and automatically switch the audio playback of the recording to a different piece of audio content, namely a track sourced from a Discovr Radio artist that has been matched to the station and user.

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

The Discovr Radio Platform

Discovr Radio is Auddia’s artist-facing distribution and promotional platform designed to help emerging and independent artists reach new listeners and is expected to generate the majority of the Company’s future revenue.

The platform enables artists, managers, and labels to upload and manage music campaigns for placement within live AM/FM radio streams delivered through the Company’s faidr application.

Discovr Radio is designed to utilize available inventory within radio streams to introduce new music to engaged listeners in a contextual listening environment. The platform also provides campaign management tools and performance reporting intended to give artists visibility into audience reach and engagement.

Through Discovr Radio, Auddia seeks to create a scalable pathway for music discovery that connects artists directly with listeners inside its owned streaming ecosystem.

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

Business Model and Customer Acquisition Strategy for faidr

The Company is following a B2B, go-to-market strategy to bring artists, labels, managers and distributors to the Discovr Radio platform and sign up for paid promotional airplay.

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

Employees

Our workforce consists of a combination of full-time and part-time employees, as well as independent contractors and third-party service providers who support specialized or project-based activities. As of December 31, 2025, we employed 5 full-time employees. We also engaged approximately 10 independent contractors and consultants during the year, primarily in engineering, sales and marketing and general administrative activities. Independent contractors do not receive employee benefits and are engaged under time-bound or project-specific agreements. We believe our mix of employees and contractors provides operational flexibility while ensuring access to specialized expertise. We continually evaluate our workforce structure to support our strategic objectives, maintain compliance with applicable labor and employment laws, and ensure appropriate oversight of third-party personnel.

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

Facilities

On March 25, 2024, the Company entered into a new 37-month operating lease for approximately 2,900 square feet of office space commencing on April 1, 2024 with two separate two year renewal options. The monthly base rent for months two through 14 is $2,456, increasing to $3,070 for months 15 through 26, and ending at $3,684 for months 27 through 37. Rent expense was $35,842 and $85,842 for the years ended December 31, 2025 and 2024, respectively.

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

Based on these criteria, the Company’s emerging growth company status is currently expected to expire on December 31, 2026, unless it earlier meets one of the disqualifying conditions described above.

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

Summary of Risk Factors

The following is a summary of the principal risks and uncertainties that could materially adversely affect our business, financial condition, or results of operations. You should read this summary together with the more detailed description of risk factors below under the heading “Risk Factors.”

Risks related to the proposed merger with Thramann Holdings

•	The merger with Thramann Holdings and the resulting change in control from such merger must be approved by Auddia stockholders. Failure to obtain stockholder approval would prevent the closing of the Thramann Holdings merger.
•	Failure to complete the merger may result in Auddia paying a termination fee to Thramann Holdings, and could harm the common stock price and future business and operations of Auddia.
•	If the conditions to the merger are not satisfied or waived, the merger may not occur.
•	Auddia stockholders may not realize a benefit from the merger commensurate with the ownership dilution they will experience in connection with the merger.
•	Auddia’s stockholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, the holding company following the completion of the merger as compared to their current ownership and voting interests in Auddia.

Risks related to our financial position and need for additional capital

•	Our auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.
•	We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.
•	We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
•	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies and product candidates.
•	We have generated historical revenue from our mobile app platform for radio stations, but future revenue growth is dependent on new software services.
•	Our limited operating history of our current business plan may make it difficult for investors to evaluate the success of our business to date and to assess our future viability.
•	We have identified material weaknesses in our internal control over financial reporting in the past. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately or timely report our financial condition or results of operations, which could have a material adverse effect on our business and securities prices.
•	If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business.

Risks related to the development of our products

•	Our subscription revenue margins and our freedom to operate our faidr radio platform rely on continuity of the established music licensing framework.
•	Our faidr platform will rely on the established “personal use exemption” which allows individuals to record content for time-shifting purposes.
•	If we are unable to obtain and maintain patent protection for our products and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and product candidates similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.
•	Real or perceived errors, failures or bugs in our platform or products could materially and adversely affect our operating results and growth prospects.

Risks related to our business operations

•	Our recently announced growth strategy includes seeking acquisitions of other companies or assets in our industry sector. We may not be successful in identifying, making and integrating business or asset acquisitions, if any, in the future.
•	Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.
•	If we are unable to manage expected growth in the scale and complexity of our operations, our performance may suffer.
•	Any cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely could negatively affect our business.
•	Changing regulations and increased awareness relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and harm our brand.
•	Our business depends on a strong brand, and if we are not able to develop, maintain and enhance our brand, our business and operating results may be harmed. Moreover, our brand and reputation could be harmed if we were to experience significant negative publicity.
•	Enacted and future legislation may increase the difficulty and cost for us to commercialize our product candidates and may affect the prices we may set.
•	We may be subject to litigation, disputes or regulatory inquiries for a variety of claims, which could adversely affect our results of operations, harm our reputation or otherwise negatively affect our business.

Risks related to our intellectual property

•	Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, cyberattack, data security breaches or terrorism.
•	Any failure to protect our intellectual property rights could impair our business.
•	If third parties claim that we infringe upon or otherwise violate their intellectual property rights, our business could be adversely affected.
•	Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Risks related to ownership of common stock

•	A significant portion of our total outstanding shares are eligible for sale into the public market. Substantial sales of our shares into the public market could cause the market price of our common stock to drop significantly, even if our business is performing well.
•	The issuance of common stock pursuant to our equity line facility or our ATM facility may cause substantial dilution to our existing shareholders, and the sale of such shares in connection with our equity line or ATM facilities could cause the price of our common stock to decline.
•	The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for investors in our securities.
•	If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.
•	We may not be able to continue our current listing of our common stock on the Nasdaq Capital Market. A delisting of our common stock from Nasdaq could limit the liquidity of our stock, increase its volatility and hinder our ability to raise capital.
•	We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
•	We continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
•	Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
•	Provisions in our corporate charter and our bylaws and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
•	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.
•	Our charter provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for such disputes with us or our directors, officers or employees.

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

Risks Related to the proposed merger with Thramann Holdings

The merger with Thramann Holdings and the resulting change in control from such merger must be approved by Auddia stockholders. Failure to obtain stockholder approval would prevent the closing of the Thramann Holdings merger.

Before the Thramann Holdings merger can be completed, Auddia stockholders must approve, among other things, the exchange of Auddia common stock for holding company common stock pursuant to the Merger Agreement and the resulting change in control from the Thramann Holdings merger. Failure to obtain the required stockholder approval may result in a material delay in, or the abandonment of, the merger. Any delay in completing the merger may materially adversely affect the timing and benefits that are expected to be achieved from the Thramann Holdings merger.

Failure to complete the merger may result in Auddia paying a termination fee to Thramann Holdings, and could harm the common stock price and future business and operations of Auddia.

If the merger is not completed, Auddia is subject to the following risks: (i) if the Merger Agreement is terminated under specified circumstances, Auddia could be required to pay Thramann Holdings a termination fee of $600,000 and reimburse up to $200,000 for Thramann Holdings’ reasonable out-of-pocket expenses incurred in connection with the Merger Agreement and the transactions contemplated thereby; (ii) the price of Auddia common stock may decline and could fluctuate significantly; and (iii) Auddia will have to pay substantial costs related to the merger, such as financial advisor, legal and accounting fees, even if the merger is not completed. If the Merger Agreement is terminated and the board of directors of Auddia determines to seek another business combination, there can be no assurance that Auddia will be able to find another third party to transact a business combination with, yielding comparable or greater benefits.

If the conditions to the merger are not satisfied or waived, the merger may not occur.

Even if the merger is approved by the Auddia stockholders, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the merger. These conditions are set forth in the Merger Agreement. Auddia cannot assure you that all of the conditions to the consummation of the merger will be satisfied or waived. If the conditions are not satisfied or waived, the merger may not occur or the closing may be delayed.

It is a condition of the consummation of the merger that Auddia have at least $12 million of net cash immediately prior to the closing. Auddia will need to raise significant additional financing prior to the closing in order to satisfy this closing condition. The need for Auddia to issue additional equity securities or additional debt may cause significant dilution to Auddia’s current stockholders.

It is a condition of the consummation of the merger that the holding company’s stock is approved for listing on Nasdaq. There can be no assurance such listing condition will be met and, there can be no assurance that the common stock of the holding company will be listed on Nasdaq following the completion of the merger.

Auddia stockholders may not realize a benefit from the merger commensurate with the ownership dilution they will experience in connection with the merger.

If the holding company is unable to realize the full strategic and financial benefits currently anticipated from the merger, Auddia stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the holding company is able to realize only part of the strategic and financial benefits currently anticipated from the merger.

Auddia’s stockholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, the holding company following the completion of the merger as compared to their current ownership and voting interests in Auddia.

After the completion of the merger, the current stockholders of Auddia will generally own a smaller percentage of the holding company than their ownership of their respective companies prior to the merger.

Risks related to our financial position and need for additional capital

Our auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our past working capital deficiency, stockholders’ deficit and recurring losses from operations raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2025 with respect to this uncertainty. Our existing cash was $3.2 million at December 31, 2025. We secured approximately $7.1 million in additional financing in 2025 and $0.9 million year-to-date through March 4, 2026, which will only be sufficient to fund our current operating plans into the second quarter of 2026. The Company has based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant net losses. We expect to continue to incur net losses in the near term. Our net losses were $7,693,197 and $8,722,039 for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, our cash used in operations was $5,636,386. At December 31, 2025, we had cash and cash equivalents on hand of $3,186,985. To date, we have devoted efforts towards securing financing, building, and evolving our technology platform, marketing our mobile app product for radio stations as well as initiating our marketing efforts for our music player. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•	incur costs related to the national launch of our Discovr Radio platform and faidr App user acquisition as we continue obtaining market acceptance;
•	recruit and retain artists and labels on Discovr Radio and retain faidr listeners;
•	continue to develop and improve our technology;
•	effectively addressing any competing technological and market developments;
•	add operational, business development & marketing personnel; and
•	incur legal expenses related to avoiding and defending against intellectual property infringement, misappropriation and other claims.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to invest in sales, marketing and engineering resources and bring our products to market. Furthermore, we continue to incur additional costs associated with operating as a public company. Our existing cash was $3.2 million at December 31, 2025. We secured approximately $7.1 million in additional financing in 2025 and $0.9 million year-to-date through March 4, 2026, which will only be sufficient to fund our current operating plans into the second quarter of 2026. The Company has based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Risks related to our proposed merger with Thramann Holdings.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have 3,856,348 shares of common stock issued and outstanding as of March 4, 2026. Substantially all of these shares, unless held by our affiliates, may be resold in the public market immediately without restriction. Shares held by our affiliates may be resold into the public market subject to compliance with the requirements of the SEC’s Rule 144.

The issuance of common stock pursuant to our equity line facility or our ATM facility may cause substantial dilution to our existing shareholders, and the sale of such shares in connection with our equity line or ATM facilities could cause the price of our common stock to decline.

We have an equity line facility with White Lion. During 2025, the Company has sold 995,000 shares to White Lion for total proceeds of approximately $3.7 million.

On November 25, 2024, we entered into a new equity line and a related registration rights agreement with White Lion. Pursuant to the new Common Stock Purchase Agreement, we have the right, but not the obligation to require White Lion to purchase, from time to time until December 31, 2025, up to $10,000,000 in aggregate gross purchase price of newly issued shares of our common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. On July 30, 2025, we amended the equity line Common Stock Purchase Agreement from $10,000,000 to $50,000,000 and extended the commitment period to December 31, 2027.

We also have an At-the-Market (“ATM”) facility with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”). Under the ATM facility, we may sell shares of our common stock having an aggregate offering price of up to $10,000,000 from time to time, through an “at the market offering” (the “ATM Offering”).

During the year ended December 31, 2025, we issued 1,007,761 shares for aggregate proceeds of approximately $2.7 million pursuant to our ATM facility. Subsequent to December 31, 2025, and as of the date of this filing, we have sold 754,925 shares under our ATM facility for proceeds of $0.9 million

Shares issued by us through our equity line or ATM facilities may result in substantial dilution to the interests of holders of our common stock.

The sale of a substantial number of shares through our equity line and ATM facilities, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. The number of shares of our common stock issued by us through our equity line or ATM facilities and sold into the public markets depends on a variety of factors, including market liquidity of our common stock. The issuance of shares through our equity line and ATM facilities may cause the trading price of our common stock to decline.

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

The Company’s cybersecurity function is led by a contracted Chief Technology Officer (“Contract CTO”), who provides strategic oversight and reports directly to the Chief Executive Officer. The Contract CTO is responsible for managing the Company’s cybersecurity risk and overseeing the protection of our networks, systems, and data. To execute these responsibilities, the Company utilizes a combination of internal personnel and multiple external technology partners, including two independent IT service firms that support system administration, infrastructure management, and security monitoring. These resources employ industry-standard tools and processes designed to prevent, identify, escalate, investigate, and resolve security incidents in a timely manner. Additionally, with fewer than 20 employees and contractors, the Company’s small size facilitates rapid communication and coordinated response to potential cybersecurity risks.

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

Our common stock has been traded on the Nasdaq Stock Market under the symbol “AUUD” since our IPO on February 17, 2021. Our Series A Warrants were traded on the Nasdaq Stock Market under the symbol “AUUDW” since our IPO on February 17, 2021. Our AUUDW warrants expired on February 19, 2026 and are no longer exercisable. Following their expiration, the warrants were removed from trading and cancelled in accordance with their terms. As of March 4, 2026, there were approximately 79 holders of record of our common stock and no holders of record of our Series A warrants. These numbers are based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, all sales of unregistered securities by the Company have been previously reported on a Form 8-K or Form 10-Q.

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

On August 20, 2025, the Company announced that it is in the process of building its proprietary Discovr Radio platform and integrating it into the newly configured free faidr app. The Discovr Radio platform, a web-based portal will allow artists and record labels to promote songs on radio streams, through an integration with faidr.

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

The Company initially launched faidr with a B2C subscription model in February of 2022 and is transitioning to a B2B subscription model.

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

The faidr mobile App is available today through the iOS and Android App stores and the MVP version of the Discovr Radio platform was released on January 20, 2026. The MVP is expected to be supported by a pilot program of participating customers.

We have funded our operations with proceeds from the February 2021 IPO, Series A warrants exercised in July 2021 and common share issuance during June of 2023. We also obtained debt financing through a related party during November 2022 and April 2023, which was subsequently repaid in April 2024. In addition, we sold common shares during 2025 and 2024 pursuant to our equity line and at-the-market facilities and issued preferred stock in our Series B and Series C issuances. Since our inception, we have incurred significant operating losses. As of December 31, 2025, we had an accumulated deficit of $97,283,343. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	Launch Discovr Radio to artists and labels and market our faidr App to consumers;
•	continue to develop and expand our technology and functionality to advance the faidr app and Discovr Radio platform;
•	rollout our product on a national basis, which will include increasing our sales and marketing costs related to the promotion of our products. faidr and Discovr Radio promotion will include a combination of a) purchasing ads directly from broadcasters or b) participating broadcasters to promote without purchasing ads, but sharing a portion of subscription proceeds based on listening activity on those stations or c) leveraging all social media outlets;
•	continue to pursue and complete potential acquisitions of other companies;
•	hire additional business development, product management, operational and marketing personnel;
•	continue market studies of our products; and
•	add operational and general administrative personnel which will support our product development programs, commercialization efforts and our transition to operating as a public company.

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

As of December 31, 2025, we had cash and cash equivalents of $3,186,985. Through the date of this report, we have secured approximately $0.9 million in additional financing in 2026. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. However, if we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

Recent Developments

Proposed Business Combination

On August 5, 2025, the Company issued a press release announcing that it had entered into a non-binding letter of intent (“LOI”) for a proposed business combination between the Company and Thramann Holdings, LLC (“Thramann Holdings”). Thramann Holdings is a privately held holding company that controls LT350, Influence Healthcare, and Voyex, three early stage AI-native companies founded by Jeff Thramann, Auddia’s founder, CEO and Executive Chairman.

The Company has established a special committee of independent directors to evaluate the related party transaction. The special committee has engaged its own counsel and financial advisor.

On February 17, 2026, Auddia, acting upon the recommendation of its special committee of independent directors, entered into a definitive merger agreement for a business combination between Auddia and Thramann Holdings.

Upon closing of the proposed transaction, the Company would be renamed McCarthy Finney and would trade under its new MCFN ticker symbol. Auddia would become a wholly owned subsidiary of McCarthy Finney, and each of the three Thramann Holdings entities would also be wholly owned by McCarthy Finney. Jeff Thramann would remain as CEO of McCarthy Finney and John Mahoney would remain as CFO. Auddia’s current board members are expected to continue as members of the board of the combined company.

Auddia shareholders at the time of closing are expected to own a 20% economic interest of McCarthy Finney, with an 80% economic interest of the combined company expected to be owned at closing by Jeff Thramann. Under certain circumstances, these ownership percentages may be adjusted upward or downward based on the level of Auddia’s cash at closing.

The consideration to be paid to Thramann Holdings in the proposed transaction will consist of (i) shares of McCarthy Finney convertible preferred stock and (ii) $3.5 million aggregate principal amount of McCarthy Finney notes with a two year maturity date.

The closing of the merger will be conditioned on Auddia having at least $12 million cash on hand at closing in order to provide cash runway to fund McCarthy Finney to key future business milestones. There can be no assurances as to Auddia’s level of cash at closing.

The transaction has been unanimously approved by the board of directors of both companies. In connection with the approval of the merger agreement, Houlihan Capital provided a fairness opinion to Auddia’s special committee and board of directors.

The proposed transaction is expected to close in the second quarter of 2026, subject to customary closing conditions, including approvals by the Auddia stockholders, the effectiveness of the S-4 registration statement to be filed with the SEC to register the shares of McCarthy Finney stock to be issued in connection with the merger, and the continued listing of the combined company’s common stock on Nasdaq.

The proposed business combination is subject to a number of known and unknown risk and uncertainties. There can be no assurances that that such business combination will be approved by stockholders or will ultimately be consummated.

For more information about the business combination transaction, please see Auddia's Current Report on Form 8-K filed with the SEC on February 17, 2026.

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

Sales and marketing

Our sales and marketing expenses consist primarily of salaries, direct to consumer (users for faidr and Discovr Radio) promotional spend and consulting services, all of which are related to the sales and promotion performed during the period. We expect our sales and marketing expenses to fluctuate period by period as we release new upgrades and enhancements within our Apps and look to generate revenue through customer acquisition, retention, and subscriptions.

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

Restructuring Costs

Our restructuring costs consist primarily of employee severance and related benefits, contract termination fees, and other costs incurred in connection with actions taken to streamline operations and align our cost structure with current business priorities. During the year ended December 31, 2025, we implemented a restructuring plan that included workforce reductions and the termination of certain consulting arrangements. Additionally, we incurred legal and financial related costs in connection with the proposed business combination during the year ended December 31, 2025.

Other income and expense

The other income and expense category primarily consists of interest income on our money market account and interest expense attributed to the debt and conversion features of the Notes payable to related party.

Results of operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations:

	For the Year Ended December 31,
	2025	2024	Change $	Change %

Revenue	$–	$–	$–	0.0%

Operating expenses:
Direct cost of services	221,672	202,950	18,722	9.2%
Sales and marketing	829,415	860,677	(31,262)	-3.6%
Research and development	1,145,578	1,020,609	124,969	12.2%
General and administrative	2,792,887	3,845,302	(1,052,415)	-27.4%
Restructuring	1,150,139	–	1,150,139	100.0%
Depreciation and amortization	1,557,916	1,987,601	(429,276)	-21.6%
Total operating expenses	7,697,607	7,917,139	(219,532)	-2.8%
Loss from operations	(7,697,607)	(7,917,139)	219,532	-2.8%

Other expense:
Interest expense	4,409	(172,512)	176,921	-102.6%
Change in fair value of warrants	–	(632,388)	632,388	-100.0%
Total other expense	4,409	(804,900)	809,309	-100.5%
Loss before income taxes	(7,693,197)	(8,722,039)	1,028,842	-11.8%
Provision for income taxes	–	–	–	0.0%
Net loss	$(7,693,197)	$(8,722,039)	1,028,842	-11.8%

Revenue

Total revenues for the years ended December 31, 2025 and 2024 were $0 as we continue to develop and enhance our faidr App and build out our Discovr Radio artist portal to establish new revenue streams.

Direct Cost of Services

Direct Cost of Services increased by $18,722 or 9.2% to $221,672 for the year ended December 31, 2025, compared to $202,950 for the year ended December 31, 2024 due to increased music licensing costs.

Sales and marketing

Sales and marketing expenses decreased by $31,262 or 3.6% to $829,415 for the year ended December 31, 2025 compared to $860,677 for the year ended December 31, 2024. The decrease in sales and marketing expenses was primarily attributed to a decrease in marketing promotion costs as we are focus on building out our new Discovr Radio artist portal.

Research and development

Research and development expenses increased by $124,969 or 12.2% to $1,145,578 for the year ended December 31, 2025 from $1,020,609 for the year ended December 31, 2024 primarily due to an increase in research and development consulting fees incurred and lower amount capitalized as a result of IT staff restructuring. We continue to develop enhancements to our faidr App and build out our Discovr Radio artist portal and will continue capitalize software costs to the extent that such development qualifies for capitalization.

General and administrative

General and administrative expenses decreased by $1,052,416 or 27.4% to $2,792,886 for the year ended December 31, 2025 compared to $3,845,302 for the year ended December 31, 2024. The decrease resulted primarily from a decrease in stock based compensation and professional fees, such as, accounting, audit and legal expenses associated with acquisition target evaluations in 2024.

Restructuring

Restructuring expenses increased by $1,150,139 or 100% for the year ended December 31, 2025 compared to $0 for the year ended December 31, 2024. The increase reflects one-time costs of $334,360 associated with changes to our IT organization, including payroll and benefits, severance, and the transition to an outsourced IT team. Restructuring expenses also include $815,779 in certain costs incurred in connection with the proposed business combination.

Depreciation and amortization

Depreciation and amortization expenses decreased by $429,685 or 21.6% to $1,557,916 for the year ended December 31, 2025 compared to $1,987,601 for the year ended December 31, 2024. Capitalized software costs have decreased as a result of previously capitalized software development costs that have been fully amortized.

Other income/(expense), net

Total other income/(expenses) decreased by $809,309 or 100.5% to $4,409 for the year ended December 31, 2025 compared to $804,900 for the year ended December 31, 2024, which was due to the change in fair value of warrants issued in connection with the repayment of notes payable to related party in April 2024.

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

The Company has significant federal and state net operating loss carryforwards (“NOLs”). The proposed merger with Thramann Holdings is expected to result in an ownership change under Internal Revenue Code Section 382. An ownership change would subject the Company’s NOLs to an annual limitation based on the fair market value of the Company immediately prior to the ownership change multiplied by the applicable long-term tax-exempt rate. As a result, a substantial portion of the Company’s NOLs may not be available to offset future taxable income.

Because the Company maintains a full valuation allowance against its deferred tax assets, any such limitation would not impact the Company’s financial statements. The Company will continue to evaluate the potential impact of Section 382 limitations in future periods.

Going Concern

Our existing cash was $3,186,985 at December 31, 2025. We secured approximately $7.1 million in additional financing in 2025 and $0.9 million year-to-date through March 4, 2026, which will only be sufficient to fund our current operating plans into the second quarter of 2026. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our faidr and podcasting Apps. As of December 31, 2025, we had cash and cash equivalents of $3,186,985. We have working capital in the amount of approximately $2.4 million as of December 31, 2025. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months as we continue to develop and market our products. We secured approximately $7.1 million in additional financing in 2025 and $0.9 million year-to-date through March 4, 2026, which will only be sufficient to fund our current operating plans into the second quarter of 2026. The Company has based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

Equity Line Common Stock Purchase Agreement

On November 25, 2024, we entered into a new equity line Common Stock Purchase Agreement and a related registration rights agreement with White Lion. Pursuant to the Common Stock Purchase Agreement, we have the right, but not the obligation to require White Lion to purchase, from time to time, up to $10,000,000 in aggregate gross purchase price of newly issued shares of our common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. On July 30, 2025, we amended the equity line Common Stock Purchase Agreement from $10,000,000 to $50,000,000 and extended the commitment to December 31, 2027.

In April 2025, we issued 25,000 shares of Common stock under the Equity Line Common Stock Purchase Agreement for total proceeds of $0.1 million.

In July and August 2025, we issued 970,000 shares of Common stock under the Equity Line Common Stock Purchase Agreement for total proceeds of $3.6 million.

At-the-Market Sales Agreement

During the year ended December 31, 2025, we issued 1,007,761 shares for aggregate proceeds of approximately $2.7 million pursuant to an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”).

Under the Sales Agreement, we may sell shares of our common stock having an aggregate offering price of up to $10,000,000 from time to time, through an “at the market offering” (the “ATM Offering”). Subsequent to December 31, 2025, and as of the date of this filing, we have sold 754,925 shares under the Sales Agreement for proceeds of $0.9 million and currently have $0.0 million of unsold availability under the ATM facility.

Series C Preferred Stock and Warrants Financing

On June 30, 2025, we entered into a Securities Purchase Agreement with accredited investors for a convertible preferred stock and warrants financing. We received $750,000 of gross proceeds in connection with the closing of this financing.

At the closing, we issued 750 shares of Series C convertible preferred stock (“Series C Preferred Stock”) at a purchase price of $1,000 per share of Series C Preferred Stock. The Series C Preferred Stock is convertible into Common Stock at an initial conversion price (“Series C Conversion Price”) of $4.77 per share of Common Stock. We also issued warrants exercisable for 314,466 shares of Common Stock with a five year term and an initial exercise price of $4.77 per share, which was subsequently adjusted to $1.1815.

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

The following table summarizes the statements of cash flows for the years ended December 31, 2025 and 2024:

Cash Flow Analysis	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(5,633,393)	$(5,093,143)
Investing activities	(877,718)	(1,004,345)
Financing activities	6,991,777	7,999,251
Change in cash	$480,666	$1,901,763

Operating Activities

Cash used in operating activities for the year ended December 31, 2025 was $5,633,393, primarily resulting from our net loss of $7,693,197, offset by $1,796,648 of non-cash charges related to depreciation and amortization, share-based compensation expense, amortization of ROU asset and lost on disposal of assets. The net loss was further impacted by a change in working capital of $263,156. Cash used in operating activities for both periods consisted of personnel-related expenditures, marketing and promotion costs, and public company administrative support costs such as legal and other professional support services.

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

Investing Activities

Cash flows used in investing activities for the years ended December 31, 2025 and December 31, 2024 consisted primarily of capitalization of software development expenses of $852,171 and $992,147, respectively.

Financing Activities

Cash flows generated in financing activities for the year ended December 31, 2025 was $6,991,777 and related primarily to cash proceeds from the issuance of preferred and common shares of $7,127,014.

Cash flows generated in financing activities for the year ended December 31, 2024 was $7,999,251 and related primarily to cash proceeds from the issuance of preferred and common shares of $10,959,602 and repayment of notes payable of $2,750,000.

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $97,283,344 and $89,428,436 as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025 and December 31, 2024, we had cash of $3,186,985 and $2,706,319, respectively. Our cash is comprised primarily of demand deposit accounts and money market funds. We secured $7.1 million of additional financing in 2025 and $0.9 million year-to-date through March 4, 2026, which will only be sufficient to fund our current operating plans into the second quarter of 2026. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Contractual Obligations

The following table summarizes our contractual obligations included on our Balance Sheet as of December 31, 2025, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease commitments:
Office lease (1)	$53,086	$38,612	$14,474	$0	$–
Total operating lease commitments	$53,086	$38,612	$14,474	$0	$–

(1)	Represents minimum payments due for the lease of office space.

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

Interest rate sensitivity

We had cash and cash equivalents totaling $3,186,985 as of December 31, 2025. These amounts are invested primarily in demand deposit accounts and money market funds. We consider all highly liquid debt instruments purchased with a maturity of three months or less and SEC-registered money market mutual funds to be cash equivalents. The primary objectives of our investing activities are capital preservation, meeting our liquidity needs and, with respect to investing client funds, generating interest income while maintaining the safety of principal. We do not enter into investments for trading or speculative purposes.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Auddia, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Auddia, Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company

Salt Lake City, Utah

March 6, 2026

We have served as the Company’s auditor since 2023.

Auddia, Inc.

Balance Sheets

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,186,985	$2,706,319
Accounts receivable, net	321	353
Prepaid assets	99,829	45,667
Other current assets	10,039	10,039
Total current assets	3,297,174	2,762,378

Non-current assets:
Property and equipment, net of accumulated depreciation	6,670	12,281
Intangible assets, net of accumulated amortization	25,785	3,416
Software development costs, net of accumulated amortization	1,608,819	2,308,230
Operating lease right of use asset	44,392	74,257
Deferred offering costs	219,615	137,766
Total non-current assets	1,905,281	2,535,950
Total assets	$5,202,455	$5,298,328

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$853,354	$507,663
Notes payable	60,520	–
Current portion of operating lease liability	38,612	28,405
Stock awards liability	–	14,852
Total current liabilities	952,486	550,920
Non-current operating lease liability	14,475	53,088
Total liabilities	966,961	604,008

Commitments and contingencies (Note 5)

Shareholders' equity:
Series B Preferred stock - $0.001 par value, 0 and 2,314 shares issued and outstanding as of December 31, 2025 and 2024, respectively	–	2
Series C Preferred stock - $0.001 par value, 750 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	–
Common stock - $0.001 par value, 100,000,000 authorized and 3,101,423 and 397,731 shares issued and outstanding as of December 31, 2025 and 2024, respectively (1)	3,101	398
Additional paid-in capital	101,515,735	94,122,356
Accumulated deficit	(97,283,343)	(89,428,436)
Total shareholders' equity	4,235,494	4,694,320
Total liabilities and shareholders' equity	$5,202,455	$5,298,328

(1)	The Company’s common stock outstanding as of December 31, 2024 has been retroactively restated for the effect of the 1-for-17 reverse stock split effective March 28, 2025.

See Accompanying Notes to Financial Statements.

Auddia, Inc.

Statements of Operations

	For the Year Ended
	December 31,
	2025	2024
Revenue	$–	$–

Operating expenses:
Direct cost of services	221,672	202,950
Sales and marketing	829,415	860,677
Research and development	1,145,578	1,020,609
General and administrative	2,792,886	3,845,302
Restructuring	1,150,139	–
Depreciation and amortization	1,557,916	1,987,601
Total operating expenses	7,697,606	7,917,139
Loss from operations	(7,697,606)	(7,917,139)

Other income/(expense):
Interest expense	4,409	(172,512)
Change in fair value of warrants	–	(632,388)
Total other income/(expense)	4,409	(804,900)
Loss before income taxes	(7,693,197)	(8,722,039)
Provision for income taxes	–	–
Net loss	$(7,693,197)	$(8,722,039)

Net loss per share attributable to common stockholders
Basic and diluted	$(5.60)	$(57.69)

Weighted average common shares outstanding (1)
Basic and diluted	1,373,711	151,194

(1)	The Company’s weighted average common shares outstanding for the year ended December 31, 2024 have been retroactively restated for the effect of the 1-for-17 reverse stock split effective March 28, 2025.

See Accompanying Notes to Financial Statements.

Auddia Inc.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2024	2,314	$2	–	$–	397,731	$398	$94,122,356	$(89,428,436)	$4,694,320
Issuance of common shares, net of costs	–	–	–	–	2,002,807	2,003	6,425,011	–	6,427,014
Offering costs	–	–	–	–	–	–	(114,662)	–	(114,662)
Preferred stock converted to common stock	(2,314)	(2)	–	–	656,976	657	(139,692)	–	(139,037)
Share-based compensation	–	–	–	–	–	–	220,726	–	220,726
Issuance of restricted stock units	–	–	–	–	190	0	727	–	727
Capitalized dividends converted to common stock	–	–	–	–	16,654	16	139,560	–	139,576
Capitalized dividends	–	–	–	–	–	–	161,710	(161,710)	–
Issuance of Series C preferred stock and warrants, net of issuance costs	–	–	750	1	–	–	699,999	–	700,000
Warrant exercises	–	–	–	–	27,030	27	–	–	27
RSS adjustment	–	–	–	–	35	–	–	–	–
Net loss	–	–	–	–	–	–	–	(7,693,197)	(7,693,197)
Balance, December 31, 2025	–	$–	750	$1	3,101,423	$3,101	$101,515,735	$(97,283,343)	$4,235,494

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2023	–	$–	–	$–	50,245	$50	$80,963,700	$(80,543,330)	$420,420
Issuance of common shares, net of costs	–	–	–	–	347,238	347	8,720,680	–	8,721,027
Offering costs	–	–	–	–	–	–	(257,128)	–	(257,128)
Share-based compensation	–	–	–	–	–	–	736,797	–	736,797
Issuance of Series B preferred stock and warrants	2,314	2	–	–	–	–	2,238,573	–	2,238,575
Conversion of debt to equity	–	–	–	–	–	–	1,543,772	–	1,543,772
Issuance of restricted stock units	–	–	–	–	248	1	12,894	1	12,896
Capitalized dividends	–	–	–	–	–	–	163,068	(163,068)	–
Net loss	–	–	–	–	–	–	–	(8,722,039)	(8,722,039)
Balance, December 31, 2024	2,314	$2	–	$–	397,731	$398	$94,122,356	$(89,428,436)	$4,694,320

(1)	The Company’s changes in stockholders’ equity for the year ended December 31, 2024 has been retroactively restated for the effect of the 1-for-17 reverse stock split effective March 28, 2025.

See Accompanying Notes to Financial Statements.

Auddia Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,693,197)	$(8,722,039)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,557,916	2,050,399
Share-based compensation expense	205,875	736,797
Change in fair value of warrants	–	632,388
Amortization of ROU asset	29,865	21,054
Loss on disposal of asset	2,992	–
Change in assets and liabilities:
Accounts receivable	32	141
Prepaid assets	(54,161)	4,941
Other current assets	–	(2,886)
Accounts payable and accrued liabilities	345,691	199,882
Lease liabilities	(28,406)	(13,820)
Net cash used in operating activities	(5,633,393)	(5,093,143)

Cash flows from investing activities:
Purchase of property and equipment	(1,951)	(12,198)
Software capitalization	(852,171)	(992,147)
Intangibles capitalization	(23,596)	–
Net cash used in investing activities	(877,718)	(1,004,345)

Cash flows from financing activities:
Offering costs	(196,511)	(192,135)
Proceeds from note payable	60,520	–
Net settlement of share-based compensation liability	–	(31,112)
Repayments of related party debt	–	(2,750,000)
Proceeds from issuance of preferred shares, net of issuance costs	700,000	2,238,575
Proceeds from issuance of common shares, net of issuance costs	6,427,014	8,721,027
Net settlement related to restricted stock units	727	12,896
Warrant exercises	27	–
Net cash provided by financing activities	6,991,777	7,999,251

Net increase in cash	480,666	1,901,763

Cash, beginning of year	2,706,319	804,556

Cash and restricted cash, end of period	$3,186,985	$2,706,319

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,043	$1,045
Cash paid for taxes	$–	$–

Supplemental disclosures of non-cash activity:
Reclassification of deferred offering costs	$114,662	$64,993
Issuance of warrants in connection with related party debt	$–	$911,384
Capitalized dividends	$161,710	$163,068
Right of use asset and assumption of operating lease liability	$–	$95,311
Dividends and preferred stock converted to common stock	$539	$–

See Accompanying Notes to Financial Statements.

Auddia Inc.

Notes to Financial Statements

For the Years Ended December 31, 2025 and 2024

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

As a result of the reverse stock splits, unless described otherwise, all references to common stock, share data, per share data and related information contained in these financial statements have been retroactively adjusted to reflect the effect of the reverse stock splits for all periods presented. In addition, any fractional shares that would otherwise be issued as a result of the reverse stock splits were rounded up to the nearest whole share. Further, the number of shares issuable and exercise prices of stock options and warrants have been retroactively adjusted in these financial statements for all periods presented to reflect the reverse stock splits.

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

Cash and Cash Equivalents

The Company had cash on hand of $1,052,990 and $2,703,391 as of December 31, 2025 and 2024, respectively.

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had cash equivalents of $2,133,995 and $2,927 as of December 31, 2025 and 2024, respectively.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. As of December 31, 2025 and 2024, the Company had approximately $2.9 million and $2.2 million, respectively, in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

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

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are considered impaired and expensed during the period of such determination. Software development costs of $852,171 and $992,147 were capitalized for the years ended December 31, 2025 and 2024, respectively. Amortization of capitalized software development costs were $1,551,845 and $2,031,852 for the years ended December 31, 2025 and 2024, respectively, and are included in depreciation and amortization expense.

Long-Lived Assets

The Company reviews its tangible and limited lived intangible long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. If a potential impairment is indicated, the Company compares the carrying amount of the asset to the undiscounted future cash flows associated with the asset. In the event the future cash flows are less than their carrying value, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined long-lived assets were not impaired at December 31, 2025 and 2024.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2025 and 2024 was $218,409 and $355,303, respectively.

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

Net Loss per Share

Basic loss per common share is calculated based on the weighted-average number of common shares outstanding in accordance with FASB ASC Topic 260, Earnings per Share. Diluted net loss per share is calculated based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares. When the Company reports a net loss, the calculation of diluted net loss per share excludes potential common shares as the effect would be anti-dilutive. Potential common shares are composed of shares of common issuable upon the exercise of options and warrants.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had cash and cash equivalents of $3,186,985. The Company will require additional funding to complete development of its full product line and to scale products that have demonstrated market fit. During 2025, the Company raised $7.1 million in additional capital. Subsequent to year-end, the Company raised an additional $0.9 million through March 4, 2026. These proceeds are expected to fund operations only into the second quarter of 2026.

In February 2026, the Company entered into a merger agreement with Thramann Holdings, pursuant to which Thramann Holdings will become part of the combined company following the closing of the transaction. While the merger is expected to strengthen the Company’s long-term strategic and operational position, the transaction is not expected to provide sufficient near-term liquidity to fund the Company’s operating requirements for the twelve months following the issuance of these financial statements. The Company will continue to require additional capital prior to and following the merger closing to support ongoing operations and product development.

Management is actively pursuing additional financing arrangements to address these liquidity needs. If the Company is unable to raise capital when required or on acceptable terms, it may be forced to delay, reduce, or eliminate technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations and the need for additional financing to fund its operating and capital requirements, substantial doubt exists regarding the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Management’s plans to mitigate these conditions include the potential use of the White Lion equity line of credit, additional future financing agreements, and the anticipated strategic benefits of the merger with Thramann Holdings. However, there can be no assurance that these plans will be successful.

These financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern. Based on current projections, the Company’s existing cash resources are expected to be depleted during the second quarter of 2026, and additional capital will be required to execute the business plan.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies.

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

Based on these criteria, the Company’s emerging growth company status is currently expected to expire on December 31, 2026, unless it earlier meets one of the disqualifying conditions described above.

Note 2 – Property & Equipment, Intangible Assets, and Software Development Costs

Property and equipment and software development costs consisted of the following as of:

	December 31, 2025	December 31, 2024

Computers and equipment	$102,125	$110,551
Furniture	11,258	11,258
Accumulated depreciation	(106,713)	(109,528)
Total property and equipment, net	$6,670	$12,281

Domain name	$3,947	$3,947
Patents	23,596	–
Accumulated amortization	(1,758)	(531)
Total intangible assets, net	$25,785	$3,416

Software development costs	$9,429,985	$8,577,815
Accumulated amortization	(7,821,166)	(6,269,585)
Total software development costs, net	$1,608,819	$2,308,230

The Company recognized depreciation expense of $5,108 and $18,016 for the years ended December 31, 2025 and 2024, respectively, related to property and equipment, amortization expense of $963 and $531 for the years ended December 31, 2025 and 2024, respectively, related to intangible assets, and amortization expense of $1,551,845 and $2,031,852 for the years ended December 31, 2025 and 2024, respectively, related to software development costs.

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31, 2025	December 31, 2024

Accounts payable and accrued liabilities	$853,354	$495,312
Credit cards payable	–	12,351
	$853,354	$507,663

Note 4 – Notes Payable

The Company originally issued a secured bridge note in November 2022 with a principal amount of $2.2 million, including a $200,000 original issue discount, bearing interest at 10% and secured by substantially all of the Company’s assets. In connection with this financing, the Company issued 12,000 common stock warrants and provided the lender with a conversion option for the original issue discount and accrued interest at fixed prices. In April 2023, the Company entered into an additional secured bridge note with the same investor for $825,000, including a $75,000 original issue discount, and issued 26,000 additional warrants. During April and May 2023, the Company modified the terms of the Prior Note, cancelled and replaced the original warrants, and extended the maturity date, resulting in the issuance and vesting of additional warrants and the recognition of incremental debt discount. In July 2023, the Company extended the maturity date of the New Note, which resulted in the vesting of previously unvested warrants. All warrants issued in connection with these financings were classified in equity as they were indexed to the Company’s common stock in accordance with ASC 815-40.

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

The Rollover Securities consist of (i) 27,256 prefunded common stock warrants with a per share exercise price of $0.017 per share (the “Prefunded Warrants”) and (ii) 27,256 non-prefunded warrants (the “Non-Prefunded Warrants”) with a current per share exercise price equal to $1.1815.

The number of Non-Prefunded Warrants was determined by dividing the Rollover Amount by $33.44 (the original exercise price). The number of Non-Prefunded Warrants is equal to the number of Prefunded Warrants (i.e. 100% warrant coverage). The Non-Prefunded Warrants have a price adjustment provision which will adjust the exercise price downward in the event that the Company issues equity securities in the future at an effective per share price below the then current exercise price. The original exercise price of $33.44 has been subsequently adjusted to $1.1815. In order to assure compliance with applicable Nasdaq rules, the Non-Prefunded Warrants shall not be exercisable for six months following the date of issue.

The Company issued to the holder 2,942 new common stock warrants with a five-year term as a loan extension fee (“Fee Warrants”). The Fee Warrants have a price adjustment provision which will adjust the exercise price downward in the event that the Company issues equity securities in the future at an effective per share price below the then current exercise price. The original exercise price of $33.44 has been subsequently adjusted to $1.1815. In order to assure compliance with applicable Nasdaq rules, the Fee Warrants shall not be exercisable for six months following the date of issue.

The Non-Prefunded Warrants and Fee Warrants had a total valuation of $811,402 and the Prefunded Warrants had a valuation of $732,370. As a result, the Company recorded $911,384 as a non-cash charge in connection with the issuance of warrants related to the Bridge Notes and a change in the fair value of warrants of $632,388 upon payoff of the debt during the nine months ended September 30, 2024. All warrants were classified as equity as they were indexed to the Company’s shares in accordance with ASC 815-40.

On September 25, 2025, the prefunded warrants were exercised.

On June 20, 2025, the Company entered into a promissory note to finance its directors and officers (“D&O”) insurance premium. The original principal amount of the note was $151,300 and bears interest at a fixed annual rate of 8.250%. The note requires monthly payments of principal and interest and matures on May 20, 2026.

As of December 31, 2025, the outstanding principal balance was $60,520. The note is unsecured and contains no financial covenants.

Note 5 – Commitments and Contingencies

Operating Lease

On March 25, 2024, the Company entered into a new 37-month operating lease commencing on April 1, 2024 with two separate two year renewal options. The monthly base rent for months two through 14 is $2,456, increasing to $3,070 for months 15 through 26, and ending at $3,684 for months 27 through 37. Rent expense, as part of general and administrative expenses in the statements of operations, was $81,344 and $85,842 for the years ended December 31, 2025 and 2024, respectively.

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

Note 6 - Share-based Compensation

Stock Options

The fair value of each option award is estimated on the date of grant using a Black Scholes option valuation model that uses the assumptions noted in the following table. Because Black Scholes option valuation models incorporate ranges of assumptions for inputs, these ranges are disclosed. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The expected term of options granted is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	December 31, 2025	December 31, 2024
Per share fair value at grant date	$0.00 - $1,808.79	$7.14 - $1,510.45
Risk-free interest rate	0.9% - 272%	0.9% - 272%
Expected volatility	77.04% – 10,900%	77.04% - 10,900%
Dividend yield	0%	0%
Expected life in years	5.0 – 6.4	5.0 – 6.4

The following table presents the activity for stock options outstanding:

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2023	5,017	$812.43
Granted	29,413	8.67
Forfeited/canceled	(89)	992.63
Exercised	–	–
Outstanding - December 31, 2024	34,341	123.08
Granted	104,405	1.94
Forfeited/canceled	(3,026)	1,031.14
Exercised	–	–
Outstanding - December 31, 2025	135,720	$9.85

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding**			Options Exercisable**
Exercise Prices	Number	Price	Life*	Number	Price*
$8.67	29,413	$8.67	9.01	29,413	$8.67
$1,230.63	99	$1,230.63	1.86	99	$1,230.63
$1,808.79	107	$1,808.79	3.48	107	$1,808.79
$1,185.75	150	$1,185.75	4.98	150	$1,185.75
$760.75	327	$760.75	5.68	327	$760.75
$168.30	118	$168.30	7.44	59	$168.30
$106.25	1,101	$106.25	7.96	550	$106.25
$1.94	104,405	$1.94	9.75	40,040	$1.94
Total - December 31, 2025	135,720			70,745

________________________

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.
**	The Company’s options summarized above have been retroactively restated for the effect of the 1-for-25 reverse stock split in 2024 and 1-for 17 reverse stock split in 2025.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2023	676	$1,009.12
Granted	–	–
Forfeited/canceled	(29)	–
Exercised	(367)	1,049.58
Outstanding - December 31, 2024	280	1,006.64
Granted	–	–
Forfeited/canceled	–	–
Exercised	(280)	1,006.64
Outstanding - December 31, 2025	–	$–

The Company recognized share-based compensation expense related to stock options and restricted stock units of $207,667 and $736,797 for the years ended December 31, 2025 and 2024, respectively. The remaining unvested share-based compensation expense of $169,580 is expected to be recognized over the next 36 months.

Note 7 – Equity Financings

Equity Line Common Stock Purchase Agreement

On November 25, 2024, the Company entered into a new equity line Common Stock Purchase Agreement and a related registration rights agreement with White Lion. Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $10,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. On July 30, 2025, the Company amended the equity line Common Stock Purchase Agreement from $10,000,000 to $50,000,000 and extended the commitment to December 31, 2027.

During the year ended December 31, 2025, the Company issued 995,000 shares of Common stock under the Equity Line Common Stock Purchase Agreement for total proceeds of $3.7 million.

At-the-Market Sales Agreement

During the year ended December 31, 2025, the Company issued 1,007,761 shares for aggregate proceeds of approximately $2.8 million pursuant to an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”).

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

Subsequent to December 31, 2025, and as of the date of this filing, the Company sold 754,925 shares under the Sales Agreement for proceeds of $0.9 million and currently has $0.0 million of unsold availability under the ATM facility.

$2.3 Million Convertible Series B Preferred Stock and Warrants Financing

On April 23, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock and warrants financing. The Company received $2,314,000 of gross proceeds in connection with the closing of this financing.

At the closing, the Company issued 2,314 shares of Series B convertible preferred stock (“Series B Preferred Stock”) at a purchase price of $1,000 per share of Series B Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at an initial conversion price (“Conversion Price”) of $31.47 per share of Common Stock. The Company also issued warrants (“Warrants”) exercisable for 73,538 shares of Common Stock with a five-year term and an initial exercise price of $31.47 per share, which has been subsequently adjusted to $1.1815. The proceeds of this financing, together with other available cash resources, were used to repay outstanding debt and for general corporate purposes.

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

As of December 31, 2025, all Series B Preferred stock had been converted to Common stock.

$750,000 Series C Preferred Stock and Warrants Financing

On June 30, 2025, the Company entered into a Securities Purchase Agreement with accredited investors for a convertible preferred stock and warrants financing. The Company received $750,000 of gross proceeds in connection with the closing of this financing.

At the closing, the Company issued 750 shares of Series C convertible preferred stock (“Series C Preferred Stock”) at a purchase price of $1,000 per share of Series C Preferred Stock. The Series C Preferred Stock is convertible into Common Stock at an initial conversion price (“Series C Conversion Price”) of $4.77 per share of Common Stock, which has been adjusted to $1.1815. The Company also issued warrants exercisable for 314,466 shares of Common Stock with a five year term and an initial exercise price of $4.77 per share, which has been subsequently adjusted to $1.1815.

The proceeds of this financing, together with other available cash resources, will be used for general corporate purposes.

Warrants

The following table presents the activity for warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2023	12,758	$1,632.00
Granted	130,989	$31.45
Forfeited/cancelled/restored	(832)	$–
Exercised	–	$–
Outstanding - December 31, 2024	142,915	$127.31
Granted	314,466	$4.77
Forfeited/cancelled	(224)	$.02
Exercised	(27,030)	$.02
Outstanding - December 31, 2025	430,127	$42.91

During the year ended December 31, 2025, in connection with the Series C Preferred Stock Issuance, the Company issued 314,466 warrants to purchase shares of common stock at the exercise price of $4.77. The per share exercise price has been adjusted to $1.1815.

During the year ended December 31, 2024, in connection with the payoff of the New Note and Prior Note, the Company issued 130,989 warrants to purchase shares of common stock at the exercise price of $33.44. The per share exercise price has been adjusted to $1.1815.

Note 8 – Income Taxes

For the years ended December 31, 2025 and 2024, the Company recorded no income tax benefit for the net operating losses incurred during the year, due to the uncertainty of realizing a benefit from those items.

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate reported in the financial statements:

	2025		2024
U.S. federal statutory rate	$(1,615,571)	21.0%	$(1,831,628)	21.0%
Effects of:
State and local taxes, net of federal benefit	(32,356)	0.4%	(337,994)	3.9%
Prior year true-ups	(1,090,658)	14.2%	(596,910)	6.8%
Other	29,214	(0.4)%	166,141	(1.9)%
Change in valuation allowance	2,545,572	(33.1)%	2,600,424	(29.8)%
Change in entity status	171,314	(2.2)%	0	–%
Change in tax rates	(7,514)	0.10%	(33)	–%
Effective rate	$–	–%	$–	–%

Significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024 are summarized below.

	2025	2024
Deferred tax assets:
Federal net operation losses	$5,978,691	$4,716,750
State net operation losses	1,971,631	1,153,016
Stock based compensation	862,177	840,860
Capitalized software	257,982	43,892
Other assets	156,041	154,788
Total deferred tax assets	9,226,522	6,909,306

Deferred income tax liabilities:
Capitalized software	–	–
Property & equipment	(887)	(1,270)
Total deferred tax liabilities	(887)	(1,270)

Net deferred tax assets	9,225,635	6,908,036

Valuation allowance	(9,225,635)	(6,908,036)

Net deferred tax asset, net of valuation allowance	$–	$–

For the year ended December 31, 2025, the Company has federal and state net operating loss carryforwards of $29,496,111 and $1,036,222, respectively.

The federal net operating loss carryforwards do not have an expiration, however, are limited to 80% of the excess of taxable income over the total net operating loss deduction. The state net operating loss carryforwards will conform to the federal provisions.

After weighing all available positive and negative evidence for the years ended December 31, 2025 and 2024, the Company has recorded a valuation allowance of $9,225,635 and $6,908,036, respectively.

The Company continuously monitors its current and prior filing positions in order to determine if any unrecognized tax positions should be recorded. The analysis involves considerable judgement and is based on the best information available. For the years ended December 31, 2025 and 2024, the Company is not aware of any positions which require an uncertain tax position liability.

The Company is subject to taxation in the United States and Colorado. The statute of limitations on the initial tax return filed for 2021 tax year expired in 2025 for federal and in 2026 for state jurisdictions.

The Company has significant federal and state net operating loss carryforwards (“NOLs”). The proposed merger with Thramann Holdings is expected to result in an ownership change under Internal Revenue Code Section 382. An ownership change would subject the Company’s NOLs to an annual limitation based on the fair market value of the Company immediately prior to the ownership change multiplied by the applicable long-term tax-exempt rate. As a result, a substantial portion of the Company’s NOLs may not be available to offset future taxable income.

Because the Company maintains a full valuation allowance against its deferred tax assets, any such limitation would not impact the Company’s financial statements. The Company will continue to evaluate the potential impact of Section 382 limitations in future periods.

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

As of December 31, 2025 and 2024, 567,872 and 177,536, respectively of potentially dilutive weighted average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

Note 10 - Recently Issued Accounting Pronouncements

ASU 2024 03 — Income Statement—Reporting Comprehensive Income—Expense Disaggregation (Subtopic 220 40)

In March 2024, the FASB issued ASU 2024 03, which requires public business entities to provide disaggregated information about certain income statement expense captions. The amendments require tabular disclosure of specified natural expense categories underlying relevant functional expense line items. ASU 2024 03 is effective for fiscal years beginning after December 15, 2026, with interim disclosure required beginning in 2027. Early adoption is permitted. The Company is evaluating the impact of this standard and expects it will result in expanded footnote disclosures but will not materially impact its consolidated financial position or results of operations.

ASU 2025 01 — Income Statement—Reporting Comprehensive Income—Expense Disaggregation (Subtopic 220 40): Clarifying the Effective Date

In January 2025, the FASB issued ASU 2025 01 to clarify the effective date and transition requirements of ASU 2024 03. ASU 2025 01 is effective for the same periods as ASU 2024 03 — fiscal years beginning after December 15, 2026, and interim periods beginning in 2027. Early adoption is permitted.

The Company does not expect this update to have a material impact beyond the expanded disclosures required by ASU 2024 03.

ASU 2025 06 — Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350 40)

In September 2025, the FASB issued ASU 2025 06, which modernizes the accounting for internal use software by removing the legacy project stage model and clarifying capitalization thresholds. The ASU also enhances disclosure requirements for significant software development activities. ASU 2025 06 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing the impact of this standard and expects it may affect the timing of expense recognition for internal use software projects and require incremental disclosures.

ASU 2025 03 — Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in a VIE Acquisition

In May 2025, the FASB issued ASU 2025 03, which amends the guidance for identifying the accounting acquirer in a business combination when the legal acquiree is a variable interest entity (VIE). The amendments require entities to apply the general acquirer identification framework in ASC 805 rather than defaulting to the VIE primary beneficiary model. ASU 2025 03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect this update to have a material impact but will continue to evaluate its applicability to future acquisition transactions.

ASU 2023 05 — Business Combinations—Joint Venture Formations (Subtopic 805 60)

In August 2023, the FASB issued ASU 2023 05, which provides recognition and initial measurement guidance for contributions made to a joint venture upon formation. The ASU requires joint ventures to measure contributed net assets at fair value on the formation date. ASU 2023 05 is effective for joint ventures formed on or after January 1, 2025. Early adoption is permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements.

Management’s Evaluation

The Company is in the process of assessing the impact of these recently issued ASUs. At this time, the Company does not expect that adoption will have a material impact on the consolidated financial statements; however, the Company anticipates expanded disclosures, particularly related to expense disaggregation and internal use software development activities, once the standards become effective.

Note 11 – Subsequent Events

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. Based upon this review, other than as set forth below, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 17, 2026, Auddia, acting upon the recommendation of its special committee of independent directors, entered into a definitive merger agreement providing for a business combination between Auddia and the Company.

Auddia shareholders are expected to own approximately 20% of the combined company at closing.  Approximately 80% of the combined company is expected to be owned at closing by Jeff Thramann.  The consideration payable to Mr. Thramann by the combined company will be a combination of (i) convertible preferred stock and (ii) non-convertible debt.

The exact percentage of the combined company that shareholders will own after completion of the merger is subject to adjustment based on Auddia’s net cash at the time of closing. The closing of the merger will be conditioned on Auddia having at least $12 million net cash on hand at closing in order to provide cash runway to fund the combined company to key future business milestones.

For more information about the business combination transaction, please see Auddia's Current Report on Form 8-K filed with the SEC on February 17, 2026.

The Company has significant federal and state net operating loss carryforwards (“NOLs”). The proposed merger with Thramann Holdings is expected to result in an ownership change under Internal Revenue Code Section 382. An ownership change would subject the Company’s NOLs to an annual limitation based on the fair market value of the Company immediately prior to the ownership change multiplied by the applicable long-term tax-exempt rate. As a result, a substantial portion of the Company’s NOLs may not be available to offset future taxable income.

Because the Company maintains a full valuation allowance against its deferred tax assets, any such limitation would not impact the Company’s financial statements. The Company will continue to evaluate the potential impact of Section 382 limitations in future periods.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are required to perform an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2025.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the period ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive officers and directors

During 2024 and until early July 2025, our board of directors consisted of Jeffrey Thramann, Michael Lawless, Timothy J. Hanlon, Thomas Birch and Stephen Deitsch.

On July 7, 2025, Michael Lawless retired from his position as Chief Executive Officer (“CEO”) of the Company and as a member of the board, effective immediately. Mr. Lawless’ retirement was not the result of any disagreement on matters relating to the Company’s operations, policies, or practices.

Also on July 7, 2025, Timothy J. Hanlon, Thomas Birch and Stephen Deitsch resigned as independent members of the board and all committees thereof, effective immediately. Their resignations were not the result of any disagreement on matters relating to the Company’s operations, policies, or practices.

On July 9, 2025, the Company announced the appointment of Jeffrey Thramann, M.D., as CEO, effective July 7, 2025. Dr. Thramann continues to serve in his current role as Executive Chairman of the board.

On July 9, 2025, the Company announced the appointment of Nick Balletta, Emmanuel L. de Boucaud and Joshua Sroge as independent members of the board. Mr. Balletta was appointed to serve as the chairman of the Compensation Committee and as a member of the Audit and Nominating and Governance Committees. Mr. Boucaud has been appointed to serve as the chairman of the Nominating and Governance Committee and as a member of the Audit and Compensation Committees. Mr. Sroge has been appointed to serve as the chairman of the Audit Committee and as a member of the Compensation and Nominating and Governance Committees.

Set forth below are the names, ages and positions of our executive officers and directors as of March 4, 2026.

Name	Age	Position(s) held	Served as a Director and/or Officer Since
Executive Officers
Jeffrey Thramann, M.D.	61	Executive Chairman and Director	2012
John Mahoney	60	Chief Financial Officer	2023

Non-Employee Directors
Joshua Sroge	57	Director, Lead Independent Director	2025
Emmanuel de Boucaud	59	Director	2025
Nick Balletta	61	Director	2025

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

John Mahoney, Chief Financial Officer: Mr. Mahoney joined the Company as Chief Financial Officer in November 2023. He brings over twenty years of finance and operational experience in the services industry with both publicly traded and privately held companies. From 2019 to 2023, he served as Chief Financial Officer at Quality Biomedical, Inc., a private equity backed and leading service provider in the Home Medical Equipment industry. From 2014 to 2019, Mr. Mahoney served as Principal and Chief Financial Officer at CFO Leadership Services, LLC, a fractional CFO service company. From 2005 to 2014, Mr. Mahoney served Vice President and Chief Financial Officer at TASQ Technology, Inc., a wholly owned subsidiary of First Data Corporation, who merged with Fiserv. a leading global credit card processing services company. Mr. Mahoney is a certified public accountant. He earned his BS in Public Accountancy from Long Island University.

Non-employee directors

Nick Balletta, Director. Since September 2023, Mr. Balletta has served as President of Sea Street Technologies, an automated cybersecurity solution company that combines firewall capabilities with AI-powered threat intelligence. In June 2019, Mr. Balletta co-founded InnovoEdge, a SaaS platform for universal multi-cloud orchestration, which was acquired by Megaport Ltd in August 2021. He then served as Executive Vice President of Global Corporate Development at Megaport from August 2021 to September 2023. Mr. Balletta holds an MBA and a Bachelor of Science in Marketing from Rutgers University. We believe Mr. Balletta is qualified to serve on our board because of his experience as a technology founder with public company exit experience and his organizational and strategic experience across both startup and public company environments.

Emmanuel de Boucaud, Director. Mr. Boucaud is an investment and technology executive who has served as a Managing Partner at Chisos Capital, a structured finance firm, since August 2019. He has also served as the sole proprietor of IsleSail Partners, a boutique capital advisory business, since 2017. Mr. Boucaud also serves on several boards of directors of privately held companies. Mr. Boucaud holds a bachelor’s degree in Economics from Occidental College. We believe Mr. Boucaud is qualified to serve on our board because of his experiences in technology ventures, capital financing, investment and corporate development.

Joshua Sroge, Director. Mr. Sroge is an investment professional who has served as the principal of Firestone CFO, a strategic finance and accounting services firm, since January 2014. Mr. Sroge has also been a Partner at BXE Capital, a digital asset and cryptocurrency investment firm, since May 2020. Mr. Sroge served as Interim Chief Executive Officer of Banq Inc. during its bankruptcy filing in 2023; the case was subsequently dismissed. Previously, Mr. Sroge served as the Chief Financial Officer of Binance.US from January 2020 to October 2021, where he also served as Interim Chief Executive Officer from August 2021 to October 2021. Mr. Sroge currently serves as a Director of the Hedera Foundation, where he also served as Chief Financial Officer from February 2022 to June 2025. We believe Mr. Sroge is qualified to serve on our board because of his broad executive experience and his expertise in cryptocurrencies and digital assets.

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

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed in 2025.

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

Board Leadership Structure and Role in Risk Oversight

Our corporate governance guidelines provide that unless the board chair is an independent director, the board shall appoint a Lead Independent Director. The Lead Independent Director chairs the executive sessions of the independent directors, coordinates the activities of the other independent directors and performs such other duties as deemed necessary by the board from time to time. Because our Executive Chairman Dr. Thramann is not independent, the board has appointed Joshua Sroge to serve as our Lead Independent Director.

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

Audit Committee

Our audit committee is comprised of Joshua Sroge, Emmanuel de Boucaud, and Nick Balletta, with Joshua Sroge as the chairman of our audit committee. The composition of our audit committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations. Each member of our audit committee is financially literate. In addition, our board of directors has determined that Joshua Sroge is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. This designation does not impose on Mr. Sroge any duties, obligations or liabilities that are greater than are generally imposed on members of our audit committee and our board of directors. Our audit committee is directly responsible for, among other things:

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

Compensation Committee

Our compensation committee is comprised of Nick Balletta, Emmanuel de Boucaud, and Joshua Sroge, with Nick Balletta as the chairman of our compensation committee. Each member of our compensation committee is a non-employee director, as defined by Rule 16b-3 promulgated under the Exchange Act and meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Our compensation committee is responsible for, among other things:

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

Nominating and Governance Committee

Our nominating and governance committee is comprised of Emmanuel de Boucaud, Joshua Sroge, and Nick Balletta, with Emmanuel de Boucaud as the chairman of our nominating and governance committee. Each member of our nominating and governance committee meets the requirements for independence under the current Nasdaq listing standards. Our nominating and governance committee is responsible for, among other things:

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

Compensation Committee Interlocks and Insider Participation

None of the current members of our compensation committee has at any time been one of our officers or employees. None of our executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee during the year ended December 31, 2025.

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

Rule 10b5-1 Sales Plans

Our policy governing transactions in our securities by directors, officers, and employees permits our officers, directors, and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place and can only put such plans into place while the individual is not in possession of material non-public information. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. During 2025, none of our directors or executive officers had a Rule 10b5-1 trading plan in effect.

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

Number of Meetings

The board held a total of eight meetings in 2025. In 2025, our Audit Committee held four meetings, our Compensation Committee held two meetings, and our Nominating and Governance Committee held three meetings. Each director attended at least 75% of the aggregate of the total number of meetings of the board and the board committees on which he served.

Board Member Attendance at Annual Stockholder Meetings

Although we do not have a formal policy regarding director attendance at annual stockholder meetings, directors are encouraged to attend these annual meetings absent extenuating circumstances.

Non-Employee Director Compensation

Our non-employee directors began serving on our board following our February 2021 IPO. Our President, Chief Executive Officer and Executive Chairman, Dr. Thramann, does not receive compensation for his services as a director.

Our board of directors approved the following compensation for our non-employee directors in 2025. Our non-employee directors will receive annual cash compensation of (i) $25,000 for service on the board (ii) $20,000 for service as the Audit Committee chair, (iii) $10,000 for Compensation Committee chair, (iv) $10,000 for Nominating and Governance Committee chair, and (v) $500 per hour for Special Committee member services, if applicable. All cash payments will be made quarterly in arrears, and pro-rated for any partial quarters of service.

The following Director Compensation Table summarizes the compensation of each of our non-employee directors for services rendered to us during the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Joshua Sroge	21,522		–	41,623	–	63,144
Emmanuel de Boucaud	38,989	(2)	–	41,623	–	80,612
Nick Balletta	38,239	(2)	–	41,623	–	79,862
Stephen Deitsch	23,356		–	–	140	23,496
Timothy J. Hanlon	18,166		–	–	140	18,306
Thomas Birch	18,166		–	–	140	18,306

(1)	Relates to cash payment made to directors for tax liability on RSUs.
(2)	Includes fees paid for service on our special committee of independent directors.

Item 11.	Executive Compensation

Executive Compensation Overview

As an “emerging growth company,” we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act.

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during our fiscal year 2025, and our next two (if any) most highly compensated executive officers in respect of their service to our company for fiscal year 2025. We also provide information for two former executive officers who were not serving as such as of the end of fiscal year 2025. Our named executive officers, or the Named Executive Officers, for the year ended December 31, 2025, are:

•	Jeffrey Thramann, our Executive Chairman and Chief Executive Officer;
•	Michael Lawless, our former Chief Executive Officer;
•	John Mahoney, our Chief Financial Officer; and
•	Peter Shoebridge, our former Chief Technology Officer

Summary Compensation Table Year Ended December 31, 2025

The following table contains information about the compensation paid to or earned by each of our Named Executive Officers during the two most recently completed fiscal years.

Name and Principal Position	Year		Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Jeffrey Thramann	2025		505,570	-0-	-0-	46,139	-0-	551,709
Executive Chairman and Chief Executive Officer	2024		317,100	-0-	-0-	211,000	-0-	528,100

Michael Lawless	2025	(4)	158,017	-0-	-0-	-0-	5,475	163,492
Former Chief Executive Officer	2024		274,833	-0-	-0-	-0-	-0-	274,833

John Mahoney	2025		300,000	-0-	-0-	16,135	-0-	316,135
Chief Financial Officer	2024		275,000	-0-	-0-	-0-	-0-	275,000

Peter Shoebridge	2025	(5)	175,667	-0-	-0-	-0-	204,764	380,431
Former Chief Technology Officer	2024		244,250	-0-	-0-	-0-	-0-	244,250

(1)	In 2025, the compensation committee approved salary increases for Dr. Thramann from $351,300 to $655,800 and Mr. Mahoney from $275,000 to $300,000.
(2)	The “Bonus” column represents discretionary bonuses earned pursuant to our annual incentive bonus program. Each of Dr. Thramann and Mr. Mahoney is each eligible to receive a bonus based on the achievement of certain business goals set by our Board on an annual basis. The maximum bonus opportunity for each of Messrs. Thramann and Mahoney, expressed as a percentage of their base salary, is 50%. As of the filing date of this Form 10-K, the Company has not approved or paid any annual cash bonuses for the 2025 year.
(3)	Represents the grant date fair value of RSU and stock option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For information regarding assumptions underlying the valuation of equity awards, see Note 6 to our consolidated financial statements included in this Form 10-K.
(4)	Mr. Lawless resigned on July 7, 2025 and was entitled to COBRA benefits included in all other compensation.
(5)	Mr. Shoebridge resigned on August 29, 2025 and was entitled to separation benefits included in all other compensation.

Outstanding Equity Awards at December 31, 2025

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2025.

		Option Awards (1)				Stock Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)
Dr. Jeffrey Thramann	12/31/2024 (2)	29,413	–	$8.67	12/31/2034	–	–
	9/10/2025 (3)	23,783	–	$1.94	9/10/2035	–	–

John Mahoney	12/12/2023 (4)	18,700	–	$106.25	12/12/2033	–	–
	9/10/2025 (5)	8,317	–	$1.94	9/10/2035	–	–

Michael Lawless (6)		–	–	–	–	–	–

Peter Shoebridge (7)		–	–	–	–	–	–

_______________________

(1)	Each equity award is subject to the terms of our 2021 or 2013 Equity Incentive Plan.
(2)	2024 grant represents option awards that are fully vested upon grant.
(3)	2025 grant represents option awards that are fully vested upon grant.
(4)	2023 option awards represent two grants: The first grant of 11,000 options vest in four equal installments, 25% on November 27, 2024, 25% on November 27, 2025, 25% on November 2026 and 25% on November 27, 2027. The second grant of 7,700 options vest 50% on November 27 2025, 25% on November 27, 2026 and 25% on November 27, 2027
(5)	2025 grant represents option awards that are fully vested upon grant.
(6)	Mr. Lawless retired on July 7, 2025 and all equity grants expired.
(7)	Mr. Shoebridge resigned on August 29, 2025 and all equity grants expired.

Employment Arrangement with Dr. Thramann

Commencing after our February 2021 IPO, Dr. Thramann earns an annual salary of $300,000 for his service as our Executive Chairman. The compensation committee approved a salary increase for Dr Thramann from $300,000 to $351,300, with an effective date of July 1, 2024.

On July 9, 2025, the Company announced the appointment of Jeffrey Thramann, M.D., as CEO, effective July 7, 2025. Dr. Thramann will continue to serve in his current role as Executive Chairman of the Board.

On September 11, 2025, the Company entered into an employment agreement with Mr. Thramann. The employment agreement is effective as of July 1, 2025.

Under the terms of the Employment Agreement, for serving as the Company’s CEO and also Executive Chairman, Mr. Thramann will receive an annual base salary, subject to annual adjustments as determined by the board or compensation committee, equal to $655,800. He will also be eligible for an annual bonus of up to 50% of his base salary as determined at the sole discretion of the board or the compensation committee. In addition, the Employment Agreement provides that the executive will be eligible to participate in the Company’s standard incentive and welfare benefit plans and programs. Under the Employment Agreement, if the Company terminates the executive without cause or the executive terminates for good reason, the executive is entitled to receive (i) nine months of base salary, (ii) nine months of paid health insurance under COBRA, and (iii) any earned but unpaid bonus for a prior completed fiscal year. The Employment Agreement includes typical non-competition and non-solicitation provisions that the executive must comply with for a period of twelve months after termination of employment with the Company

Employment Agreement with Mr. Lawless

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

On July 7, 2025, Michael Lawless provided notice to the Board of Directors (the “Board”) of Auddia Inc. (the “Company”) of his decision to retire from his position as Chief Executive Officer (“CEO”) of the Company and as a member of the Board, effective immediately. Mr. Lawless’ retirement was not the result of any disagreement on matters relating to the Company’s operations, policies, or practices.

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

The compensation committee approved a salary increase for Mr. Mahoney from $275,000 to $300,000, with an effective date of January 1, 2025.

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

On August 25, 2025, the Company announced the resignation of Peter Shoebridge, who served as the Company’s Chief Technology Officer. The terms of Mr. Shoebridge’s resignation are described in the Company’s Current Report on Form 8-K filed on August 29, 2025, which is incorporated herein by reference. In connection with his resignation, Mr. Shoebridge became entitled to receive the severance benefits provided under his employment agreement, including salary continuation and other customary separation-related benefits, as further described in the Form 8-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 4, 2026, by (i) each person who beneficially owned more than 5% of our outstanding shares of common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, the address of each executive officer and director is c/o Auddia, 1680 38th Street, Suite 130, Boulder, CO 80301.

The number of shares of common stock “beneficially owned” by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of shares of our common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power, and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after March 4, 2026.

The calculations set forth below are based upon 3,856,348 shares of common stock outstanding at March 4, 2026.

Unless otherwise indicated below, and subject to community property laws where applicable, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
None

Executive Officers and Directors:
Jeffrey Thramann (1)	55,552	1.4%

John E. Mahoney (2)	8,867	*
Michael Lawless (3)	44	*
Peter Shoebridge	–	–
Joshua Sroge (4)	–	–
Emmanuel de Boucaud (5)	–	–
Nick Balletta (6)	–	–
All current directors and executive officers as a group (5 persons)	64,463	1.6%

________________

* (1)

Represents beneficial ownership of less than 1%.

Dr. Thramann is also the director of the Company. Includes (i) 2,356 shares of common stock, (ii) 53,196 shares of common stock underlying stock options exercisable within 60 days of the date of this table.

(2)	Includes 8,867 shares of common stock underlying stock options exercisable within 60 days of the date of this table.
(3)	Includes 44 shares of common stock.
(4)	Excludes 41,623 shares of common stock underlying stock options that are not exercisable within 60 days of the date of this table.
(5)	Excludes 41,623 shares of common stock underlying stock options that are not exercisable within 60 days of the date of this table.
(6)	Excludes 41,623 shares of common stock underlying stock options that are not exercisable within 60 days of the date of this table.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2025, with respect to all of our equity compensation plans in effect on that date:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders (1)	134,292	$7.23	157,631

Equity Compensation Plans Not Approved by Stockholders (2)	1,428	$256.13	–

Total	135,720	$9.85	157,631

_______________

(1)	Consists of stock options granted under the Clip Interactive, LLC 2013 Equity Incentive Plan, as amended and the Auddia Inc. 2020 Equity Incentive Plan, as amended. We ceased granting awards under the 2013 Plan upon the implementation of the 2020 Plan described below.
(2)	Consists of stock options granted under Inducement stock option plans.

The Company’s 2020 Equity Incentive Plan became effective upon the completion of the IPO in February 2021 and serves as the successor equity incentive plan to the 2013 Plan.

The Company’s 2020 Equity Incentive Plan, which became effective upon the completion of the IPO in February 2021, serves as the successor equity incentive plan to the 2013 Plan. The 2020 Plan currently has an aggregate of 292,857 shares of common stock authorized for issuance, after giving effect to the “evergreen” increase of 155,071 shares as of January 1, 2026. There are an additional 527 shares that expired under the 2013 Equity Incentive Plan that have been added as reserve shares, “Returning Shares” under the 2020 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

The following is a description of transactions or series of transactions since January 1, 2025 to which we were or will be a party, in which:

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

On February 17, 2026, Auddia, acting upon the recommendation of its special committee of independent directors, entered into a definitive merger agreement providing for a business combination between Auddia and Thramann Holdings, LLC (“Thramann Holdings”). Thramann Holdings is a privately held holding company that controls LT350, Influence Healthcare, and Voyex, three early stage AI-native companies founded by Jeff Thramann, Auddia’s founder, CEO and Executive Chairman. See “Business -- Recent Developments -- Proposed Business Combination.”

For more information about the business combination transaction, please see Auddia's Current Report on Form 8-K filed with the SEC on February 17, 2026.

Item 14.	Principal Accountant Fees and Services

The firm of Haynie & Company, independent registered public accounting firm, has been selected by the audit committee as auditors for Auddia Inc. (“Auddia”) for the fiscal years ending December 31, 2025 and 2024.

The audit committee is solely responsible for selecting Auddia’s independent registered public accounting firm and has appointed Haynie & Company as auditors for Auddia for the fiscal years ending December 31, 2025 and 2024. Stockholder approval is not required to appoint Haynie & Company as Auddia’s independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees

The following is a summary and description of fees incurred by Haynie & Company for the years ended December 31, 2025 and 2024:

	2025	2024
Audit fees (1)	$93,043	$91,000
Tax fees	–	–
All other fees (2)	52,000	139,793
Total fees	$145,043	$230,793

(1)	Audit fees consist of fees for the audits of our 2025 and 2024 annual financial statements and the review of our 2025 and 2024 interim financial statements.
(2)	All other fees are comprised of expenses related to work performed on potential merger and acquisition targets and equity-related financing filings.

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

(a) 1. Financial Statements

For a list of the financial statements included herein, see Index to the Financial Statements on page 40 of this Annual Report, incorporated into this Item by reference.

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

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		At-The-Market Issuance Sales Agreement, dated September 13, 2024, by and between Auddia Inc. and Ascendiant Capital Markets, LLC.	8-K	09-13-2024	1.1
2.1		Agreement and Plan of Merger, dated as of February 17, by and among New Holdco, Inc., Auddia Merger Sub, Inc., Thramann Merger Sub LC, Auddia Inc. and Thramann Holdings, LLC	8-K	02-17-2026	2.1
2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Certificate of Amendment to the Certificate of Incorporation of the Company dated February 23, 2024	8-K	02-27-2024	3.1
3.3		Certificate of Amendment to the Certificate of Incorporation of the Company dated March 27, 2025	8-K	04-01-2025	3.1
3.4		Series B Convertible Preferred Stock Certificate of Designations dated April 23, 2024	8-K	04-29-2024	3.1
3.5		Series C Convertible Preferred Stock Certificate of Designations dated June 30, 2025	8-K	06-30-2025	3.1
3.6		Bylaws of the Company	8-K	02-22-2021	3.2
3.7		Amendment to Bylaws dated September 6, 2024	8-K	09-12-2024	3.1
3.8		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of IPO Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities	10-K	03-31-2021	4.3
4.4		Form of Merger Holding Company Senior Note	8-K	02-17-2026	4.1
10.1	#	Form of Auddia Inc. 2020 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.2	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.3	#	First Amendment to 2020 Equity Incentive Plan	S-8	08-10-2021	99.2

Exhibit Number	Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith
10.4	#	Second Amendment to 2020 Equity Incentive Plan	10-K	03-05-2025	10.5
10.5	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.3
10.6	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.4
10.7	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	S-8	08-10-2021	99.5
10.8	#	Clip Interactive, LLC 2013 Equity Incentive Plan	S-8	08-10-2021	99.6
10.9	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan	S-8	08-10-2021	99.7
10.10	#	Executive Officer Employment Agreement for Michael Lawless dated October 13, 2021	8-K	10-15-2021	10.1
10.11	#	Executive Officer Employment Agreement for Peter Shoebridge dated October 13, 2021	8-K	10-15-2021	10.2
10.12		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.13		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.14		Common Stock Warrant for 600,000 shares dated April 17, 2023	8-K	04-21-2023	10.2
10.15		Common Stock Warrant for 650,000 shares dated April 17, 2023	8-K	04-21-2023	10.3
10.16	#	Employment Agreement, effective as of November 27, 2023, between Auddia Inc. and John E. Mahoney	8-K	12-18-2023	10.1
10.17		Form of Common Stock Warrant dated April 23, 2024	8-K	04-29-2024	10.2
10.18		Form of Registration Rights Agreement dated April 23, 2024	8-K	04-29-2024	10.3
10.19		Common Stock Purchase Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-25-2024	10.1
10.20		Registration Rights Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-25-2024	10.2
10.21		Form of Securities Purchase Agreement dated June 30, 2025	8-K	06-30-2025	10.1
10.22		Form of Common Stock Warrant dated June 30, 2025	8-K	06-30-2025	10.2
10.23		Form of Registration Rights Agreement dated June 30, 2025	8-K	06-30-2025	10.4
10.24		Amendment 1, dated July 30, 2025, to Equity Line Common Stock Purchase Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	07-30-2025	10.1
10.25		Form of Exchange Agreement dated August 5, 2025	10-Q	08-08-2025	10.35
10.26		Employment Agreement, effective as of July 1, 2025, between Auddia Inc. and Jeffrey Thramann	8-K	09-12-2025	10.2
10.27		Form of Merger Support Agreement	8-K	02-17-2026	10.1
10.28		Form of Merger Lock-Up Agreement	8-K	02-17-2026	10.2
19.1		Insider Trading Policy	10-K	03-05-2025	19.1
23.1		Consent of Haynie and Company, Independent Registered Public Accounting Firm				X
24.1		Power of Attorney (Included on Signature Page)
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1		Auddia Clawback Policy	10-K	04-01-2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace

Item 16.	Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDDIA INC.

By:	/s/ Jeffrey Thramann
Jeffrey Thramann President, Chief Executive Officer and Director

By:	/s/ John Mahoney
John Mahoney Chief Financial Officer

Date: March 6, 2026

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose individual signature appears below hereby authorizes and appoints each of Jeffrey Thramann and John Mahoney, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of March 2026.

/s/ Jeffrey Thramann, M.D.	President and Chief Executive Officer, Executive Chairman and Director
Jeffrey Thramann, M.D.	(Principal Executive Officer)

/s/ John Mahoney	Chief Financial Officer
John Mahoney	(Principal Financial and Accounting Officer)

/s/ Joshua Sroge	Director
Joshua Sroge

/s/ Emmanuel de Boucaud	Director
Emmanuel de Boucaud

/s/ Nick Balletta	Director
Nick Balletta

