Form 10-Q
period 2026-03-31
AUDDIA INC.
filed 2026-05-15
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, there were 5,364,050 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

AUDDIA INC.

2026 QUARTERLY REPORT ON FORM 10-Q

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

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	risks related to the proposed merger with Thramann Holdings;
•	the sufficiency of our existing cash to meet our working capital and capital expenditure needs over the next 12 months and our need to raise additional capital;
•	our ability to generate revenue from new software services;
•	our limited operating history;
•	our ability to maintain proper and effective internal financial controls;
•	our ability to continue to operate as a going concern;
•	changes in laws, government regulations and policies and interpretations thereof;
•	our ability to obtain and maintain protection for our intellectual property;
•	the risk of errors, failures or bugs in our platform or products;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to manage our rapid growth and organizational change effectively;
•	the possibility of security vulnerabilities, cyberattacks and network disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions;
•	our compliance with data privacy laws and regulations;
•	our ability to develop and maintain our brand cost-effectively;
•	our ability to complete the proposed business combination;
•	our ability to maintain the listing of our common stock on the Nasdaq Stock Market; and
•	the other factors set forth elsewhere in this Quarterly Report and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Auddia Inc.

Condensed Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,413,387	$3,186,985
Accounts receivable, net	96	321
Prepaid assets	93,169	99,829
Other current assets	10,039	10,039
Total current assets	1,516,691	3,297,174

Non-current assets:
Property and equipment, net of accumulated depreciation	5,767	6,670
Intangible assets, net of accumulated amortization	33,075	25,785
Software development costs, net of accumulated amortization	1,673,853	1,608,819
Operating lease right of use asset	36,514	44,392
Deferred offering costs	233,728	219,615
Total non-current assets	1,982,937	1,905,281
Total assets	$3,499,628	$5,202,455

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$602,163	$853,354
Notes payable	15,130	60,520
Current portion of operating lease liability	41,303	38,612
Total current liabilities	658,596	952,486
Non-current operating lease liability	3,658	14,475
Total liabilities	662,254	966,961

Commitments and contingencies (Note 5)

Shareholders' equity:
Series B Preferred stock - $0.001 par value, 0 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	–	–
Series C Preferred stock - $0.001 par value, 750 and 750 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Common stock - $0.001 par value, 100,000,000 authorized and 500,914 and 402,833 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively (1)	501	403
Additional paid-in capital	102,432,091	101,518,433
Accumulated deficit	(99,595,219)	(97,283,343)
Total shareholders' equity	2,837,374	4,235,494
Total liabilities and shareholders' equity	$3,499,628	$5,202,455

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The Company’s common stock outstanding as of March 31, 2026 and December 31, 2025 has been retroactively restated for the effect of the 1-for 7.7 reverse stock split effective March 31, 2026.

Auddia Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$–	$–

Operating expenses:
Direct cost of services	55,164	55,571
Sales and marketing	450,446	235,441
Research and development	284,984	396,703
General and administrative	789,075	630,891
Restructuring	472,689	–
Depreciation and amortization	236,096	432,407
Total operating expenses	2,288,454	1,751,013
Loss from operations	(2,288,454)	(1,751,013)

Other income (expense):
Interest income (expense)	6,901	(1,552)
Total other income (expense)	6,901	(1,552)
Loss before income taxes	(2,281,553)	(1,752,565)
Provision for income taxes	–	–
Net loss	$(2,281,553)	$(1,752,565)

Net loss per share attributable to common stockholders
Basic and diluted	$(5.09)	$(29.69)

Weighted average common shares outstanding (1)
Basic and diluted	448,084	59,037

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The Company’s weighted average common stock outstanding for the three months ended March 31 2026 and 2025 has been retroactively restated for the effect of the 1-for 7.7 reverse stock split effective March 31, 2026.

Auddia Inc.

Condensed Statements of Changes in Stockholders’ Equity

for the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, December 31, 2025	–	$–	750	$1	402,833	$403	$101,518,433	$(97,283,343)	$4,235,494
Issuance of common shares, net of costs of $27,592	–	–	–	–	98,043	98	891,825	–	891,923
Offering costs	–	–	–	–	–	–	(23,387)	–	(23,387)
Share-based compensation	–	–	–	–	–	–	14,897	–	14,897
Capitalized dividends	–	–	–	–	–	–	30,323	(30,323)	–
RSS adjustment	–	–	–	–	38	–	–	–	–
Net loss	–	–	–	–	–	–	–	(2,281,553)	(2,281,553)
Balance, March 31, 2026	–	$–	750	$1	500,914	$501	$102,432,091	$(99,595,219)	$2,837,374

(continued)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, December 31, 2024	2,314	$2	–	$–	51,653	$52	$94,122,702	$(89,428,436)	$4,694,320
Issuance of common shares, net of costs of $20,882	–	–	–	–	10,253	10	672,785	–	672,795
Series B preferred stock converted to common stock	(140)	–	–	–	2,163	2	(139,012)	–	(139,010)
Offering costs	–	–	–	–	–	–	(55,120)	–	(55,120)
Share-based compensation	–	–	–	–	–	–	76,906	–	76,906
Issuance of restricted stock units	–	–	–	–	25	–	–	–	–
Capitalized dividends converted to common stock	–	–	–	–	2,163	2	139,574	–	139,576
Capitalized dividends	–	–	–	–	–	–	58,758	(58,758)	–
Net loss	–	–	–	–	–	–	–	(1,752,565)	(1,752,565)
Balance, March 31, 2025	2,174	$2	–	$–	66,257	$66	$94,876,593	$(91,239,759)	$3,636,902

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The Company’s common stock outstanding as of March 31, 2026 and 2025 and December 31, 2025 and 2024 has been retroactively restated for the effect of the 1-for 7.7 reverse stock split effective March 31, 2026.

Auddia Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,281,553)	$(1,752,565)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	236,096	432,407
Share-based compensation expense	14,897	76,906
Amortization of ROU asset	7,878	7,249
Change in assets and liabilities:
Accounts receivable	225	(947)
Prepaid assets	6,660	(37,516)
Accounts payable and accrued liabilities	(251,191)	(163,043)
Lease liabilities	(8,126)	(5,657)
Net cash used in operating activities	(2,275,114)	(1,443,166)

Cash flows from investing activities:
Software capitalization	(299,637)	(236,973)
Intangibles capitalization	(7,880)	(9,628)
Net cash used in investing activities	(307,517)	(246,601)

Cash flows from financing activities:
Deferred Offering costs	(37,500)	–
Repayments of debt	(45,390)	–
Proceeds from issuance of preferred shares, net of issuance costs	–	672,795
Proceeds from issuance of common shares, net of issuance costs	891,923	–
Dividends and Series B preferred stock converted to common stock	–	566
Net cash provided by financing activities	809,033	673,361

Net decrease in cash	(1,773,598)	(1,016,406)

Cash, beginning of year	3,186,985	2,706,319

Cash and restricted cash, end of period	$1,413,387	$1,689,913

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,442	$1,553
Cash paid for taxes	$–	$–

Supplemental disclosures of non-cash activity:
Reclassification of deferred offering costs	$23,387	$55,120
Capitalized dividends	$30,323	$58,758

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

Interim Financial Information

The condensed financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. The condensed balance sheet as of December 31, 2025 has been derived from the financial statements included in the Company’s annual report on Form 10-K. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The results for any interim period are not necessarily indicative of results for any future period. The Company recorded all adjustments necessary for a fair statement of the results for the interim period and all such adjustments are of a normal recurring nature.

Reverse Stock Splits

On March 28, 2025, the Company effectuated a 1-for-17 reverse stock split.

On March 31, 2026, the Company effectuated a 1-for-7.7 reverse stock split.

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

Going Concern

Our existing cash and cash equivalents was $1,413,387 at March 31, 2026. The Company secured approximately $12.9 million in additional financing through April 30, 2026, which will only be sufficient to fund our current operating plans into the first quarter of 2027. The Company will need additional funding to complete the development of the full product line and scale products with a demonstrated market fit. The Company has plans to secure such additional funding. If the Company is unable to raise capital when needed or on acceptable terms, the Company would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Cash and Cash Equivalents

The Company had cash on hand of $455,757 and $1,052,990 as of March 31, 2026 and December 31, 2025, respectively.

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had cash equivalents of $957,630 and $2,133,995 as of March 31, 2026 and December 31, 2025, respectively.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. As of March 31, 2026, the Company had approximately $1.2 million in excess of federally insured limits. As of December 31, 2025, the Company had approximately $2.9 million in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

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

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are considered impaired and expensed during the period of such determination. Software development costs of $299,637 and $236,973 were capitalized for the three months ended March 31, 2026 and March 31, 2025, respectively. Amortization of capitalized software development costs was $234,603 and $431,037 for the three months ended March 31, 2026 and March 31, 2025, respectively and are included in depreciation and amortization expense in the Company’s condensed statement of operations.

Long-Lived Assets

The Company reviews its tangible and limited lived intangible long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. If a potential impairment is indicated, the Company compares the carrying amount of the asset to the undiscounted future cash flows associated with the asset. In the event the future cash flows are less than their carrying value, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined long-lived assets were not impaired for the three months ended March 31, 2026 and 2025 and year ended December 31, 2025.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the three months ended March 31, 2026 and 2025 was $184,902 and $90,096, respectively.

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

Note 2 – Property & Equipment, Intangible Assets, and Software Development Costs

Property and equipment and software development costs consisted of the following as of:

	March 31, 2026	December 31, 2025

Computers and equipment	$102,125	$102,125
Furniture	11,258	11,258
Accumulated depreciation	(107,616)	(106,713)
Total property and equipment, net	$5,767	$6,670

Domain name	$3,947	$3,947
Patents	31,541	23,596
Accumulated amortization	(2,413)	(1,758)
Total intangible assets, net	$33,075	$25,785

Software development costs	$9,729,556	$9,429,985
Accumulated amortization	(8,055,703)	(7,821,166)
Total software development costs, net	$1,673,853	$1,608,819

The Company recognized depreciation expense of $903 and $1,348 for the three months ended March 31, 2026 and 2025, respectively, related to property and equipment, amortization expense of $590 and $22 for the three months ended March 31, 2026 and 2025, respectively, related to intangible assets, and amortization expense of $234,603 and $431,037 for the three months ended March 31, 2026 and 2025, respectively, related to software development costs.

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	March 31, 2026	December 31, 2025

Accounts payable	$398,041	$577,774
Accrued liabilities	204,122	275,580
	$602,163	$853,354

Note 4 – Notes Payable

On June 20, 2025, the Company entered into a promissory note to finance its directors and officers (“D&O”) insurance premium. The original principal amount of the note was $151,300 and bears interest at a fixed annual rate of 8.250%. The note requires monthly payments of principal and interest and matures on May 20, 2026.

As of March 31, 2026 and December 31, 2025, the outstanding principal balance was $15,130 and $60,520, respectively. The note is unsecured and contains no financial covenants.

Note 5 – Commitments and Contingencies

Operating Lease

On March 25, 2024, the Company entered into a 37-month operating lease commencing on April 1, 2024 with two separate two year renewal options. The monthly base rent for months two through 14 is $2,456, increasing to $3,070 for months 15 through 26, and ending at $3,684 for months 27 through 37. Rent expense, as part of general and administrative expenses in the statements of operations, was $20,984 and $8,960 for the three months ended March 31, 2026 and 2025, respectively.

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

The following table presents the activity for stock options outstanding:

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2025	17,640	$79.66
Granted	–	–
Forfeited/canceled	–	–
Exercised	–	–
Outstanding – March 31, 2026	17,640	$79.66

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2024	4,480	$990.71
Granted	–	–
Forfeited/canceled	–	–
Exercised	–	–
Outstanding – March 31, 2025	4,480	$990.71

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding**			Options Exercisable**
Exercise Prices	Number	Price	Life*	Number	Price*
$14.94	13,564	$14.94	9.45	5,203	$14.94
$66.75	3,821	$66.75	8.76	3,821	$66.75
$818.13	144	$818.13	7.71	71	$818.13
$1,295.91	16	$1,295.91	7.19	8	$1,295.91
$5,857.78	43	$5,857.78	5.88	43	$5,857.78
$9,130.28	20	$9,130.28	5.37	20	$9,130.28
$9,475.72	16	$9,475.72	1.84	16	$9,475.72
$13,927.65	16	$13,927.65	3.38	16	$13,927.65
Total – March 31, 2026	17,640			9,198

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.
**	The Company’s common stock outstanding as of March 31, 2026 and December 31, 2025 has been retroactively restated for the effect of the 1-for 7.7 reverse stock split effective March 31, 2026.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2024	41	$7,398.47
Granted	–	–
Forfeited/canceled	–	–
Vested/issued	(41)	7,398.47
Outstanding – March 31, 2025	–	$–

The Company recognized share-based compensation expense related to stock options and restricted stock units of $14,897 and $76,906 for the three months ended March 31, 2026 and 2025, respectively. The remaining unvested share-based compensation expense of $158,044 is expected to be recognized over the next 42 months.

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

During the year ended December 31, 2025, the Company issued 129,221 shares of Common stock under the Equity Line Common Stock Purchase Agreement for total proceeds of $3.7 million.

At-the-Market Sales Agreement

The Company has entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”). Under the Sales Agreement, the Company may sell shares of its common stock having an aggregate offering price of up to $10,000,000 from time to time, through an “at the market offering” (the “ATM Offering”). The aggregate market value of shares that the Company can sell under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction.

During the three months ended March 31, 2026, the Company sold 98,043 shares under the Sales Agreement for proceeds of $0.9 million and currently has $0.0 million of unsold availability under the ATM facility.

During the year ended December 31, 2025, the Company issued 130,879 shares under the Sales Agreement for aggregate proceeds of approximately $2.8 million.

$2.3 Million Convertible Series B Preferred Stock and Warrants Financing

On April 23, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock and warrants financing. The Company received $2,314,000 of gross proceeds in connection with the closing of this financing.

At the closing, the Company issued 2,314 shares of Series B convertible preferred stock (“Series B Preferred Stock”) at a purchase price of $1,000 per share of Series B Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at an initial conversion price (“Conversion Price”) of $242.32 per share of Common Stock. The Company also issued warrants (“Warrants”) exercisable for 9,552 shares of Common Stock with a five-year term and an initial exercise price of $242.32 per share, which has been subsequently adjusted to $2.36. The proceeds of this financing, together with other available cash resources, were used to repay outstanding debt and for general corporate purposes.

Holders of the Series B Preferred Stock will be entitled to dividends in the amount of 10% per annum, payable quarterly. The Company has the option to pay dividends on the Series B Preferred Stock in additional shares of Common Stock. The Company also has the option to cumulate or “capitalize” the dividends, in which case the accrued dividend amount shall be added to the stated value of each share of Series B Preferred Stock. As of March 31, 2026, the Company has elected to capitalize all dividends declared.

On February 19, 2025, 140 shares of Series B Preferred stock and capitalized dividends were converted to 4,326 shares of Common Stock.

In April 2025, 447 shares of Series B Preferred stock and capitalized dividends were converted to 11,069 shares of Common stock.

On June 26, 2025, 192 shares of Series B Preferred stock and capitalized dividends were converted to 4,484 shares of Common Stock.

On August 5, 2025, the Company entered into a series of exchange agreements (the “Exchange Agreements”) with certain accredited investors to exchange 569 outstanding shares of the Company’s Series B preferred stock (including accrued dividends thereon) for 17,237 shares of common stock at an exchange price of $20.41 per common share. The issuance of the exchange common shares is intended to be exempt from registration pursuant to the exemptions under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

As of March 31, 2026, no shares of Series B Preferred stock remain outstanding.

$750,000 Series C Preferred Stock and Warrants Financing

On June 30, 2025, the Company entered into a Securities Purchase Agreement with accredited investors for a convertible preferred stock and warrants financing. The Company received $750,000 of gross proceeds in connection with the closing of this financing.

At the closing, the Company issued 750 shares of Series C convertible preferred stock (“Series C Preferred Stock”) at a purchase price of $1,000 per share of Series C Preferred Stock. The Series C Preferred Stock is convertible into Common Stock at an initial conversion price (“Series C Conversion Price”) of $36.73 per share of Common Stock. The Company also issued warrants exercisable for 40,841 shares of Common Stock with a five year term and an initial exercise price of $36.73 per share, which has been subsequently adjusted to $2.36.

Subsequent to March 31, 2026, on April 23, 2026, the Company entered into an exchange agreement (the “Exchange Agreement”) with the accredited investors to exchange 750 outstanding shares of the Company’s Series C preferred stock (including accrued dividends thereon) for 216,525 shares of common stock at an exchange price of $3.91 per common share. No shares of Series C preferred stock remain outstanding.

As of April 24, 2026, no shares of Series C Preferred stock remain outstanding.

The proceeds of this financing, together with other available cash resources, will be used for general corporate purposes.

Warrants

The following table presents the activity for warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2025	54,699	$9.10
Granted	–	–
Forfeited/cancelled/restored	–	–
Exercised	–	–
Outstanding – March 31, 2026	54,699	$9.10

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2024	18,566	$980.29
Granted	–	–
Forfeited/cancelled/restored	–	–
Exercised	–	–
Outstanding – March 31, 2025	18,566	$980.29

During the three months ended March 31, 2026 and year ended December 31, 2025, in connection with the Series C Preferred Stock Issuance, the Company issued 0 and 40,841, respectively warrants to purchase shares of common stock at the exercise price of $36.73. The per share exercise price has been adjusted to $2.36.

Note 8 – Leases under ASC 842

The Company leases certain office space under operating leases for use in operations. The Company recognizes operating lease expense on a straight-line basis over the lease term. Management determines if an arrangement is a lease at contract inception. Lease and non-lease components are accounted for as a single component for all leases. Operating lease right to use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term, which includes optional renewal periods if the Company determines it is reasonably certain that the option will be exercised. As the operating lease does not provide an implicit rate, the discount rate used in the present value calculation represents the incremental borrowing rate determined using information available at the commencement date. Rent expense, as part of general and administrative expenses in the statements of operations, was $20,984 and $8,960 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, weighted-average remaining lease term and discount rate were as follows:

March 31, 2026
Weighted-average remaining lease term	1 year
Weighted-average discount rate	8.6%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2026:

Years Ended December 31,
2026	$32,540
2027	14,735
Less imputed interest	(2,314)
Total	$44,961

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

As of March 31, 2026 and March 31, 2025, 72,339 and 23,046, respectively of potentially dilutive weighted average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

Note 11 – Subsequent Events

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. Based upon this review, other than as set forth below, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 23, 2026, the Company entered into an exchange agreement (the “Exchange Agreement”) with the accredited investors to exchange 750 outstanding shares of the Company’s Series C preferred stock (including accrued dividends thereon) for 216,525 shares of common stock at an exchange price of $3.91 per common share. No shares of Series C preferred stock remain outstanding.

On April 24, 2026, the Company sold 1,405,006 common shares, 3,679,737 pre-funded warrants, and 5,084,783 common warrants in a registered public offering pursuant to (i) a Form S-1 Registration Statement (as amended, the “Registration Statement”) (File No. 333 294887) filed with the Securities and Exchange Commission (the “Commission”) under the Securities Act of 1933, as amended (the “Act”), and (ii) the related prospectus dated April 24, 2026 as filed with the Commission on April 27, 2026. The gross proceeds of this public offering were $12 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 5, 2025. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2025, to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

The faidr mobile App is available today through the iOS and Android App stores and the MVP version of the Discovr Radio platform that was released on January 20, 2026. The MVP is expected to be supported by a pilot program of participating customers.

We have funded our operations with proceeds from the February 2021 IPO, Series A warrants exercised in July 2021 and common share issuance during June of 2023. We also obtained debt financing through a related party during November 2022 and April 2023, which was subsequently repaid in April 2024. In addition, we sold common shares during 2025 and 2024 pursuant to our equity line facility and issued preferred stock in our Series B and Series C issuances. Since our inception, we have incurred significant operating losses. As of March 31, 2026, we had an accumulated deficit of $99,595,218. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2026, we had cash and cash equivalents of $1,413,387. Through the date of this report, we have secured approximately $12.9 million in additional financing in 2026. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. However, if we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Reverse Stock Splits

On March 28, 2025, the Company effectuated a 1-for-17 reverse stock split.

On March 31, 2026, the Company effectuated a 1-for-7.7 reverse stock split.

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

Restructuring Costs

Our restructuring costs consist primarily of employee severance and related benefits, contract termination fees, and other costs incurred in connection with actions taken to streamline operations and align our cost structure with current business priorities. During the three months ended March 31, 2026, we implemented a restructuring plan that included workforce reductions and the termination of certain consulting arrangements. Additionally, we incurred legal and financial related costs in connection with the proposed business combination during the three months ended March 31, 2026.

Other income and expense

The other income and expense category primarily consists of interest expense attributed to the debt and conversion features of the Notes payable to related party.

Results of operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations:

	Three Months Ended
	March 31, 2026	March 31, 2025	Change $	Change %
Revenue	$–	$–	$–	0.0%

Operating expenses:
Direct cost of services	55,164	55,571	(407)	-0.7%
Sales and marketing	450,446	235,441	215,005	91.3%
Research and development	284,984	396,703	(111,719)	-28.2%
General and administrative	789,075	630,891	158,184	25.1%
Restructuring	472,689	–	472,689	100.0%
Depreciation and amortization	236,096	432,407	(196,311)	-45.4%
Total operating expenses	2,288,454	1,751,013	537,441	30.7%
Loss from operations	(2,288,454)	(1,751,013)	(537,441)	30.7%

Other income (expense):
Interest income (expense)	6,901	(1,552)	8,453	544.6%

Total other income (expense)	6,901	(1,552)	8,453	544.6%
Loss before income taxes	(2,281,553)	(1,752,565)	(528,988)	30.2%
Provision for income taxes	–	–	–	0.0%
Net loss	$(2,281,553)	$(1,752,565)	$(528,988)	30.2%

Revenue

Total revenues for the three months ended March 31, 2026 and 2025 were $0 as we continue to develop and enhance our faidr App and build out our Discovr artist portal to establish new revenue streams.

Sales and marketing

Sales and marketing expenses increased by $215,005 or 91.3% to $450,446 for the three months ended March 31, 2026 compared to $235,441 for the three months ended March 31, 2025. The increase in sales and marketing expenses was primarily attributed to increase in marketing and promotional activities and trade show expenses.

Research and development

Research and development expenses decreased by $111,719 or 28.2% to $284,984 for the three months ended March 31, 2026 from $396,703 for the three months ended March 31, 2025 primarily due to an decrease in research and development consulting fees incurred related to the launch of Discovr Radio Platform.

General and administrative

General and administrative expenses increased by $158,183 or 25.1% to $789,075 for the three months ended March 31, 2026 compared to $630,891 for the three months ended March 31, 2025. The increase was due to an increase related to public relations professional fees.

Restructuring

Restructuring expenses increased by $472,689 or 100% for the three months ended March 31, 2026 compared to $0 for the three months ended March 31, 2025. The increase is due to audit and legal expenses related to reverse merger.

Depreciation and amortization

Depreciation and amortization expenses decreased by $196,311 or (45.4%) to $236,096 for the three months ended March 31, 2026 compared to $432,407 for the three months ended March 31, 2025. The decrease is due to fully amortized capitalized cost and lower capitalized software costs.

Other income (expense), net

Total other income (expenses) increased by $8,453 or 545% to $6,901 for the three months ended March 31, 2026 compared to ($1,552) for the three months ended March 31, 2025 primarily due to increase in interest income on return on funds in money market account.

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

Going Concern

Our existing cash was $1,413,387 at March 31, 2026. We secured approximately $12.9 million in additional funding in 2026 through May 12, 2026, which will only be sufficient to fund our current operating plans into the first quarter of 2027. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Liquidity and capital resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our faidr and podcasting Apps. As of March 31, 2026, we had cash and cash equivalents of $1,413,387. We have working capital of approximately $858,095 as of March 31, 2026. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months as we continue to develop and market our products. We secured $0.9 million of financing during the three months ended March 31, 2026, and an additional $12.0 million subsequent to March 31, 2026, which will only be sufficient to fund our current operating plans into the first quarter of 2027.  We have based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

During the year ended December 31, 2025, the Company issued 129,221 shares of Common stock under the Equity Line Common Stock Purchase Agreement for total proceeds of $3.7 million.

At-the-Market Sales Agreement

We have entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”). Under the Sales Agreement, the Company may sell shares of its common stock having an aggregate offering price of up to $10,000,000 from time to time, through an “at the market offering” (the “ATM Offering”). The aggregate market value of shares that the Company can sell under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction.

During the three months ended March 31, 2026, the Company sold 98,043 shares under the Sales Agreement for proceeds of $0.9 million and currently has $0.0 million of unsold availability under the ATM facility.

During the year ended December 31, 2025, the Company issued 130,879 shares for aggregate proceeds of approximately $2.8 under the ATM facility.

$2.3 Million Convertible Series B Preferred Stock and Warrants Financing

On April 23, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock and warrants financing. The Company received $2,314,000 of gross proceeds in connection with the closing of this financing.

At the closing, the Company issued 2,314 shares of Series B convertible preferred stock (“Series B Preferred Stock”) at a purchase price of $1,000 per share of Series B Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at an initial conversion price (“Conversion Price”) of $242.32 per share of Common Stock. The Company also issued warrants (“Warrants”) exercisable for 9,552 shares of Common Stock with a five-year term and an initial exercise price of $242.32 per share, which has been subsequently adjusted to $2.36. The proceeds of this financing, together with other available cash resources, were used to repay outstanding debt and for general corporate purposes.

Holders of the Series B Preferred Stock will be entitled to dividends in the amount of 10% per annum, payable quarterly. The Company has the option to pay dividends on the Series B Preferred Stock in additional shares of Common Stock. The Company also has the option to cumulate or “capitalize” the dividends, in which case the accrued dividend amount shall be added to the stated value of each share of Series B Preferred Stock. As of March 31, 2026, the Company has elected to capitalize all dividends declared.

On February 19, 2025, 140 shares of Series B Preferred stock and capitalized dividends were converted to 4,326 shares of Common Stock.

In April 2025, 447 shares of Series B Preferred stock and capitalized dividends were converted to 11,069 shares of Common stock.

On June 26, 2025, 192 shares of Series B Preferred stock and capitalized dividends were converted to 4,484 shares of Common Stock.

On August 5, 2025, the Company entered into a series of exchange agreements (the “Exchange Agreements”) with certain accredited investors to exchange 569 outstanding shares of the Company’s Series B preferred stock (including accrued dividends thereon) for 17,237 shares of common stock at an exchange price of $20.41 per common share. The issuance of the exchange common shares is intended to be exempt from registration pursuant to the exemptions under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

As of March 31, 2026, no Series B Preferred Stock remains outstanding.

$750,000 Series C Preferred Stock and Warrants Financing

On June 30, 2025, the Company entered into a Securities Purchase Agreement with accredited investors for a convertible preferred stock and warrants financing. The Company received $750,000 of gross proceeds in connection with the closing of this financing.

At the closing, the Company issued 750 shares of Series C convertible preferred stock (“Series C Preferred Stock”) at a purchase price of $1,000 per share of Series C Preferred Stock. The Series C Preferred Stock is convertible into Common Stock at an initial conversion price (“Series C Conversion Price”) of $36.73 per share of Common Stock. The Company also issued warrants exercisable for 40,841 shares of Common Stock with a five year term and an initial exercise price of $36.73 per share, which has been subsequently adjusted to $2.36.

Subsequent to March 31, 2026, on April 23, 2026, the Company entered into an exchange agreement (the “Exchange Agreement”) with the accredited investors to exchange 750 outstanding shares of the Company’s Series C preferred stock (including accrued dividends thereon) for 216,525 shares of common stock at an exchange price of $3.91 per common share. No shares of Series C preferred stock remain outstanding.

As of April 24, 2026, no Series C Preferred Stock remains outstanding.

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

The following table summarizes the statements of cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(2,275,114)	$(1,443,166)
Investing activities	(307,517)	(246,601)
Financing activities	809,033	673,361
Change in cash	$(1,773,598)	$(1,016,406)

Operating activities

Cash used in operating activities for the three months ended March 31, 2026 was $2,275,114, primarily resulting from our net loss of ($2,281,553), change in working capital of $252,435 primarily related to an increase in accounts payable and lease liability, and non-cash charges of $236,096 related to depreciation and amortization, $7,878 amortization of ROU and $14,897 in share based compensation expense. Cash used in operating activities for both periods consisted of personnel-related expenditures, marketing and promotion costs, and public company administrative support costs such as legal and other professional support services.

Investing activities

Cash flows used in investing activities for the three months ended March 31, 2026 was $307,517, consisting of capitalization of software development expenses and patent expenses.

Financing activities

Cash flows generated in financing activities for the three months ended March 31, 2026 was $809,033 primarily related to cash proceeds from the issuance of common shares partially offset by repayments to related party notes payable of $45,390 and offering costs of $37,500.

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $99,595,219 and $97,283,343 as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $1,413,387 and $3,186,985, respectively. Our cash is comprised primarily of demand deposit accounts and money market funds. We secured $0.9 million of financing during the three months ended March 31, 2026, and an additional $12 million of financing subsequent to March 31, 2026, which will only be sufficient to fund our current operating plans into the first quarter of 2027.  We have based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2026.

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

We did not repurchase any of our equity securities during the quarter ended March 31, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated or otherwise had in effect a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		At-The-Market Issuance Sales Agreement, dated August 22, 2025, by and between Auddia Inc. and Ascendiant Capital Markets, LLC.	8-K	08-22-2025	1.1
2.1		Agreement and Plan of Merger, dated as of February 17, by and among New Holdco, Inc., Auddia Merger Sub, Inc., Thramann Merger Sub LC, Auddia Inc. and Thramann Holdings, LLC	8-K	02-17-2026	2.1
2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Certificate of Amendment to the Certificate of Incorporation of the Company dated February 23, 2024	8-K	02-27-2024	3.1
3.3		Certificate of Amendment to the Certificate of Incorporation of the Company dated March 27, 2025	8-K	04/01/2025	3.1
3.4		Certificate of Amendment to the Certificate of Incorporation of the Company dated March 30, 2026	8-K	4/02/2026	3.1
3.5		Series B Convertible Preferred Stock Certificate of Designations dated April 23, 2024	8-K	04-29-2024	3.1
3.6		Series C Convertible Preferred Stock Certificate of Designations dated June 30, 2025	8-K	06-30-2025	3.1
3.7		Bylaws of the Company	8-K	02-22-2021	3.2
3.8		Amendment to Bylaws dated September 6, 2024	8-K	09-12-2024	3.1
3.9		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
3.10		Form of Merger Holding Company Special Preferred Stock Certificate of Designations	8-K	02-17-2026	3.1
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of IPO Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities	10-K	03-31-2021	4.3
4.4		Form of Merger Holding Company Senior Note	8-K	02-17-2026	4.1
4.5		Form of April 2026 Pre-funded Warrant	8-K	04-27-2026	4.1
4.6		Form of April 2026 Common Stock Warrant	8-K	04-27-2026	4.2
10.1	#	Form of Auddia Inc. 2020 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.2	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.3	#	First Amendment to 2020 Equity Incentive Plan	S-8	08-10-2021	99.2
10.4	#	Second Amendment to 2020 Equity Incentive Plan	10-K	03-05-2025	10.5
10.5	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.3
10.6	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.4
10.7	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	S-8	08-10-2021	99.5
10.8	#	Clip Interactive, LLC 2013 Equity Incentive Plan	S-8	08-10-2021	99.6
10.9	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan	S-8	08-10-2021	99.7
10.10	#	Executive Officer Employment Agreement for Michael Lawless dated October 13, 2021	8-K	10-15-2021	10.1
10.11	#	Executive Officer Employment Agreement for Peter Shoebridge dated October 13, 2021	8-K	10-15-2021	10.2

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith
10.12		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.13		Common Stock Warrant for 600,000 shares dated April 17, 2023	8-K	04-21-2023	10.2
10.14		Common Stock Warrant for 650,000 shares dated April 17, 2023	8-K	04-21-2023	10.3
10.15	#	Employment Agreement, effective as of November 27, 2023, between Auddia Inc. and John E. Mahoney	8-K	12-18-2023	10.1
10.16		Form of Common Stock Warrant dated April 23, 2024	8-K	04-29-2024	10.2
10.17		Form of Registration Rights Agreement dated April 23, 2024	8-K	04-29-2024	10.3
10.18		Common Stock Purchase Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-25-2024	10.1
10.19		Registration Rights Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-25-2024	10.2
10.20		Form of Securities Purchase Agreement dated June 30, 2025	8-K	06-30-2025	10.1
10.21		Form of Common Stock Warrant dated June 30, 2025	8-K	06-30-2025	10.2
10.22		Form of Registration Rights Agreement dated June 30, 2025	8-K	06-30-2025	10.4
10.23		Amendment 1, dated July 30, 2025, to Equity Line Common Stock Purchase Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	07-30-2025	10.1
10.24		Form of Exchange Agreement dated August 5, 2025	10-Q	08-08-2025	10.35
10.25	#	Employment Agreement, effective as of July 1, 2025, between Auddia Inc. and Jeffrey Thramann	8-K	09-12-2025	10.2
10.26		Form of Merger Support Agreement	8-K	02-17-2026	10.1
10.27		Form of Merger Lock-Up Agreement	8-K	02-17-2026	10.2
10.28		Form of Securities Purchase Agreement by and among the Registrant and Purchasers dated April 24, 2026	8-K	04-27-2026	10.1
10.29		Form of April 2026 Exchange Agreement	8-K	04-29-2026	10.1
19.1		Insider Trading Policy	10-K	03-05-2025	19.1
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1		Auddia Clawback Policy	10-K	04-01-2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDDIA INC.

By:	/s/ Jeffrey Thramann
Jeffrey Thramann President, Chief Executive Officer, Director

By:	/s/ John Mahoney
John Mahoney Chief Financial Officer

Date: May 15, 2026

