Form 10-Q
period 2026-06-30
AUDDIA INC.
filed 2026-08-14
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, there were 5,803,050 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Auddia Inc.

Condensed Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,558,190	$3,186,985
Accounts receivable, net	398	321
Prepaid assets	116,677	99,829
Other current assets	10,039	10,039
Total current assets	9,685,304	3,297,174

Non-current assets:
Property and equipment, net of accumulated depreciation	4,865	6,670
Intangible assets, net of accumulated amortization	34,319	25,785
Software development costs, net of accumulated amortization	1,666,505	1,608,819
Operating lease right of use asset	28,457	44,392
Deferred offering costs	123,772	219,615
Total non-current assets	1,857,918	1,905,281
Total assets	$11,543,222	$5,202,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$818,427	$853,354
Notes payable	–	60,520
Current portion of operating lease liability	35,426	38,612
Total current liabilities	853,853	952,486
Non-current operating lease liability	–	14,475
Total liabilities	853,853	966,961

Commitments and contingencies (Note 5)

Shareholders’ equity:
Series C Preferred stock - $0.001 par value, 0 and 750 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	–	1
Common stock - $0.001 par value, 100,000,000 authorized and 5,803,182 and 402,833 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (1)	5,803	403
Additional paid-in capital	113,254,051	101,518,433
Accumulated deficit	(102,570,485)	(97,283,343)
Total shareholders’ equity	10,689,369	4,235,494
Total liabilities and shareholders’ equity	$11,543,222	$5,202,455

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The Company’s common stock outstanding as of June 30, 2026 and December 31, 2025 has been retroactively restated for the effect of the 1-for 7.7 reverse stock split effective March 31, 2026.

Auddia Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$7,584	$–	$7,584	$–

Operating expenses:
Direct cost of services	65,947	58,566	121,111	114,136
Sales and marketing	456,965	185,157	907,411	420,598
Research and development	405,951	236,415	690,935	633,118
General and administrative	1,409,257	729,442	2,198,332	1,360,333
Restructuring	432,041	–	904,730	–
Depreciation and amortization	261,401	357,628	497,497	790,035
Total operating expenses	3,031,562	1,567,208	5,320,016	3,318,220
Loss from operations	(3,023,978)	(1,567,208)	(5,312,432)	(3,318,220)

Other expense:
Interest income (expense)	48,712	(1,445)	55,613	(2,998)
Total other income (expense)	48,712	(1,445)	55,613	(2,998)
Loss before income taxes	(2,975,266)	(1,568,653)	(5,256,819)	(3,321,218)
Provision for income taxes	–	–	–	–
Net loss	$(2,975,266)	$(1,568,653)	$(5,256,819)	$(3,321,218)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.71)	$(22.69)	$(2.26)	$(51.83)

Weighted average common shares outstanding(1)
Basic and diluted	4,178,649	69,132	2,323,380	64,084

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The Company’s weighted average common stock outstanding for the three and six months ended June 30 2026 and 2025 has been retroactively restated for the effect of the 1-for 7.7 reverse stock split effective March 31, 2026.

Auddia Inc.

Condensed Statements of Changes in Stockholders’ Equity

for the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Series C Preferred Stock		Common Stock (1)		Additional
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-In- Capital	Accumulated Deficit	Total
Balance, December 31, 2025	750	$1	402,833	$403	$101,518,433	$(97,283,343)	$4,235,494
Issuance of common shares, net of costs of $27,592	–	–	98,043	98	891,825	–	891,923
Offering costs	–	–	–	–	(23,387)	–	(23,387)
Share-based compensation	–	–	–	–	14,897	–	14,897
Capitalized dividends	–	–	–	–	30,323	(30,323)	–
RSS adjustment	–	–	38	–	–	–	–
Net loss	–	–	–	–	–	(2,281,553)	(2,281,553)
Balance, March 31, 2026	750	1	500,914	501	102,432,091	(99,595,219)	2,837,374
Issuance of common shares	–	–	1,405,006	1,405	2,180,317	–	2,181,722
Issuance of Pre-Funded Warrants	–	–	–	–	5,711,457	–	5,711,457
Common Warrant	–	–	–	–	4,106,814	–	4,106,814
Offering costs	–	–	–	–	(1,190,179)	–	(1,190,179)
Exercise of Pre-Funded Warrants into Common Stock	–	–	3,679,737	3,680	(3,680)	–	–
Share-based compensation	–	–	–	–	15,087	–	15,087
Series C Preferred Conversion	(750)	(1)	191,815	192	(191)	–	–
Exercise of Common Warrants	–	–	1,000	1	2,359	–	2,360
Conversion of Capitalized dividends into Common Shares	–	–	24,710	24	(24)	–	–
Net loss	–	–	–	–	–	(2,975,266)	(2,975,266)
Balance, June 30, 2026	–	$–	5,803,182	$5,803	$113,254,051	$(102,570,485)	$10,689,369

	Series C Preferred Stock		Common Stock (1)		Additional
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-In- Capital	Accumulated Deficit	Total
Balance, December 31, 2024	–	$–	51,653	$52	$94,122,702	$(89,428,436)	$4,694,320
Issuance of common shares, net of costs of $20,882	–	–	10,253	10	672,785	–	672,795
Series B preferred stock converted to common stock	–	–	2,163	2	(139,012)	–	(139,010)
Offering costs	–	–	–	–	(55,120)	–	(55,120)
Share-based compensation	–	–	–	–	76,906	–	76,906
Issuance of restricted stock units	–	–	25	–	(0)	–	–
Capitalized dividends converted to common stock	–	–	2,163	2	139,574	–	139,576
Capitalized dividends	–	–	–	–	58,758	(58,758)	–
Net loss	–	–	–	–	–	(1,752,565)	(1,752,565)
Balance, March 31, 2025	–	–	66,257	66	94,876,593	(91,239,759)	3,636,902
Issuance of common shares, net of costs	–	–	3,247	3	82,497		82,500
Issuance of Series C preferred stock and warrants, net of issuance costs	750	1	–	–	699,999	–	700,000
Series B preferred stock converted to common stock	–	–	15,552	16	(15)	–	–
Share-based compensation	–	–	–	–	21,158	–	21,158
Capitalized dividends	–	–	–	–	44,350	(44,350)	–
RSS adjustment	–	–	4	–	–	–	–
Net loss	–	–	–	–	–	(1,568,653)	(1,568,653)
Balance, June 30, 2025	750	$1	85,060	$85	$95,724,582	$(92,852,762)	$2,871,907

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The Company’s common stock outstanding as of June 30, 2026 and 2025 and December 31, 2025 and 2024 has been retroactively restated for the effect of the 1-for 7.7 reverse stock split effective March 31, 2026.

Auddia Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,256,819)	$(3,321,218)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	497,497	790,035
Share-based compensation expense	29,984	98,064
Amortization of ROU asset	15,935	14,624
Change in assets and liabilities:
Accounts receivable	(77)	(465)
Prepaid assets	(16,848)	(49,523)
Other current assets	–	–
Accounts payable and accrued liabilities	(34,927)	(27,499)
Lease liabilities	(17,661)	(12,667)
Net cash used in operating activities	(4,782,916)	(2,508,649)

Cash flows from investing activities:
Software capitalization	(551,857)	(476,475)
Intangibles capitalization	(10,054)	(14,175)
Net cash used in investing activities	(561,911)	(490,650)

Cash flows from financing activities:
Offering costs	(1,117,723)	(95,125)
Repayments of note payable	(60,520)	–
Proceeds from issuance of preferred shares, net of issuance costs	–	700,000
Proceeds from issuance of common shares	3,073,645	755,295
Proceeds from issuance of prefunded warrants	5,711,457	–
Proceeds from issuance of common warrants	4,106,814	–
Proceeds from exercise of common warrants	2,359	566
Net cash provided by financing activities	11,716,032	1,360,736

Net increase (decrease) in cash	6,371,205	(1,638,563)

Cash, beginning of year	3,186,985	2,706,319

Cash and restricted cash, end of period	$9,558,190	$1,067,756

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,312	$2,997
Cash paid for taxes	$–	$–

Supplemental disclosures of non-cash activity:
Reclassification of deferred offering costs	$95,843	$55,120
Capitalized dividends	$30,323	$103,108

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

Going Concern

Our existing cash and cash equivalents was $9,558,190 at June 30, 2026 which will only be sufficient to fund our current operating plans into the second quarter of 2027. The Company will need additional funding to complete the development of the full product line and scale products with a demonstrated market fit. The Company has plans to secure such additional funding. If the Company is unable to raise capital when needed or on acceptable terms, the Company would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Cash and Cash Equivalents

The Company had cash on hand of $411,270 and $1,052,990 as of June 30, 2026 and December 31, 2025, respectively.

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had cash equivalents of $9,146,920 and $2,133,995 as of June 30, 2026 and December 31, 2025, respectively.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. As of June 30, 2026, the Company had approximately $9.3 million in excess of federally insured limits. As of December 31, 2025, the Company had approximately $2.9 million in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

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

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are considered impaired and expensed during the period of such determination. Software development costs of $252,088 and $239,502 were capitalized for the three months ended June 30, 2026 and 2025, respectively. Software development costs of $551,857 and $476,475 were capitalized for the six months ended June 30, 2026 and 2025, respectively. Amortization of capitalized software development costs was $259,568 and $356,227 for the three months ended June 30, 2026 and 2025, respectively and $494,171 and $787,286 for the six months ended June 30, 2026 and 2025, respectively, and are included in depreciation and amortization expense in the Company’s condensed statement of operations.

Long-Lived Assets

The Company reviews its tangible and limited lived intangible long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. If a potential impairment is indicated, the Company compares the carrying amount of the asset to the undiscounted future cash flows associated with the asset. In the event the future cash flows are less than their carrying value, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined long-lived assets were not impaired for the six months ended June 30, 2026 and 2025 and year ended December 31, 2025.

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

Revenue Recognition

Revenue is measured according to Accounting Standards Codification (“ASC”) 606, Revenue – Revenue from Contracts with Customers, and is recognized based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a service or product to a customer. To achieve this core principle, the Company applies the following five steps: (1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the company satisfies a performance obligation. The Company reports revenues net of any tax assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in the accompanying statements of operations. Collected taxes, if applicable, are recorded within other current liabilities until remitted to the relevant taxing authority.

Subscriber revenue consists primarily of subscription fees and other ancillary subscription-based revenues. Revenue is recognized on a straight-line basis when the performance obligations to provide each service for the period have been satisfied, which is over time as our subscription services are continuously available and can be consumed by customers at any time. There is no revenue recognized for unpaid trial subscriptions.

Customers may pay for the services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying statements of operations as the services are provided.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the three months ended June 30, 2026 and 2025 was $232,106 and $53,143, respectively. Advertising expense for the six months ended June 30, 2026 and 2025 was $417,009 and $143,238, respectively.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Based on these criteria, the Company’s emerging growth company status is currently expected to expire on December 31, 2026, unless it earlier meets one of the disqualifying conditions described above.

Note 2 – Property & Equipment, Intangible Assets, and Software Development Costs

Property and equipment and software development costs consisted of the following as of:

	June 30, 2026	December 31, 2025

Computers and equipment	$102,125	$102,125
Furniture	11,258	11,258
Accumulated depreciation	(108,518)	(106,713)
Total property and equipment, net	$4,865	$6,670

Domain name	$3,947	$3,947
Patents	33,781	23,596
Accumulated amortization	(3,409)	(1,758)
Total intangible assets, net	$34,319	$25,785

Software development costs	$9,981,710	$9,429,985
Accumulated amortization	(8,315,205)	(7,821,166)
Total software development costs, net	$1,666,505	$1,608,819

The Company recognized depreciation expense of $903 and $1,348 for the three months ended June 30, 2026 and 2025, respectively, related to property and equipment, amortization expense of $930 and $163 for the three months ended June 30, 2026 and 2025, respectively, related to intangible assets, and amortization expense of $259,568 and $356,227 for the three months ended June 30, 2026 and 2025, respectively, related to software development costs.

The Company recognized depreciation expense of $1,806 and $2,696 for the six months ended June 30, 2026 and 2025, respectively, related to property and equipment, amortization expense of $1,520 and $185 for the six months ended June 30, 2026 and 2025, respectively, related to intangible assets, and amortization expense of $494,171 and $787,286 for the six months ended June 30, 2026 and 2025, respectively, related to software development costs.

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30, 2026	December 31, 2025

Accounts payable	$573,908	$577,774
Accrued liabilities	244,229	275,580
Credit cards payable	290	–
	$818,427	$853,354

Note 4 – Notes Payable

On June 20, 2025, the Company entered into a promissory note to finance its directors and officers (“D&O”) insurance premium. The original principal amount of the note was $151,300 and bore interest at a fixed annual rate of 8.250%. The note required monthly payments of principal and interest and matured on May 20, 2026. The note has been fully paid down.

As of June 30, 2026 and December 31, 2025, the outstanding principal balance was $0 and $60,520, respectively. The note was unsecured and contained no financial covenants.

Note 5 – Commitments and Contingencies

Operating Lease

On March 25, 2024, the Company entered into a 37-month operating lease commencing on April 1, 2024 with two separate two year renewal options. The monthly base rent for months two through 14 is $2,456, increasing to $3,070 for months 15 through 26, and ending at $3,684 for months 27 through 37. Rent expense, as part of general and administrative expenses in the statements of operations, was $21,199 and $8,960 for the three months ended June 30, 2026 and 2025, respectively and $42,183 and $17,920 for the six months ended June 30, 2026 and 2025, respectively.

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company. There are no active litigations as of the date the financial statements were issued. However, a pre-IPO investor has contacted the Company claiming damages caused by alleged acts and omissions arising from a private financing by the Company. No complaint has been filed by the investor. The alleged damages asserted by the investor are less than approximately $300,000. The outcome of the complaint was neither probable nor reasonably estimable as of the date the financial statements were issued, therefore, no accrual has been made.

In addition, one investor in our April 2026 common stock and warrant public offering has contacted the Company claiming that it would be owed a cash payment for warrants it holds if the Company's proposed merger with Thramann Holdings LLC is consummated. We believe this investor's claim is without merit because all warrants expire in accordance with their terms prior to the consummation of the Company's pending merger. No complaint has been filed by this investor. If a complaint is filed, the Company believes it would have meritorious defenses to this claim and would intend to defend such case vigorously. The outcome of the claim was neither probable or estimable as of the date that these financial statements were issued. Therefore, no accrual has been made.

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

The following table presents the activity for stock options outstanding:

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2025	17,640	$79.66
Granted	–	–
Forfeited/canceled	–	–
Exercised	–	–
Outstanding – June 30, 2026	17,640	$79.66

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2024	4,460	$953.88
Granted	–	–
Forfeited/canceled	–	–
Exercised	–	–
Outstanding – June 30, 2025	4,460	$953.88

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding**			Options Exercisable**
Exercise Prices	Number	Price	Life*	Number	Price*
$14.94	13,564	$14.94	9.45	5,203	$14.94
$66.75	3,821	$66.75	8.76	3,821	$66.75
$818.13	144	$818.13	7.71	71	$818.13
$1,295.91	16	$1,295.91	7.19	12	$1,295.91
$5,857.78	43	$5,857.78	5.88	43	$5,857.78
$9,130.28	20	$9,130.28	5.37	20	$9,130.28
$9,475.72	16	$9,475.72	1.84	16	$9,475.72
$13,927.65	16	$13,927.65	3.38	16	$13,927.65
Total - June 30, 2026	17,640			9,202

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.
**	The Company’s common stock outstanding as of June 30, 2026 and December 31, 2025 has been retroactively restated for the effect of the 1-for 7.7 reverse stock split effective March 31, 2026.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2024	40	$7,398.47
Granted	–	–
Forfeited/canceled	4	–
Exercised	(44)	7,398.47
Outstanding – June 30, 2025	–	$–

The Company recognized share-based compensation expense related to stock options and restricted stock units of $15,087 and $21,158 for the three months ended June 30, 2026 and 2025, respectively and $29,984 and $98,064 for the six months ended June 30, 2026 and 2025. The remaining unvested share-based compensation expense of $140,678 is expected to be recognized over the next 39 months.

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

During the three and six months ended June 30, 2026, the Company sold 0 and 98,043 shares, respectively under the Sales Agreement for proceeds of $0.9 million and currently has $0.0 million of unsold availability under the ATM facility.

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

As of June 30, 2026, no shares of Series B Preferred stock remain outstanding.

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

On April 23, 2026, the Company entered into an exchange agreement (the “Exchange Agreement”) with the accredited investors to exchange 750 outstanding shares of the Company’s Series C preferred stock plus capitalized dividends to date for 216,525 shares of common stock at an exchange price of $3.91 per common share. No shares of Series C preferred stock remain outstanding.

As of June 30, 2026, no shares of Series C Preferred stock remain outstanding.

The proceeds of this financing, together with other available cash resources, will be used for general corporate purposes.

April 2026 Registered Direct Offering

On April 27, 2026, the Company closed a best-efforts registered direct offering (the “Offering”) of 1,405,006 shares of common stock, together with, in lieu of common stock for certain investors, 3,679,737 pre-funded warrants to purchase common stock (the “Pre-Funded Warrants”), and accompanying common stock purchase warrants to purchase up to 5,084,743 shares of common stock (the “Common Warrants”). The combined public offering price was $2.36 per share (or per Pre-Funded Warrant) and accompanying Common Warrant. Gross proceeds were $11,999,993 (approximately $12.0 million), before deduction of a 7.0% cash fee payable to the placement agent and other offering expenses, together totaling approximately $1.2 million. Gross proceeds were allocated among the common stock, pre-funded warrants and common warrants on a relative fair value basis.

The Pre-Funded Warrants have an exercise price of $0.001 per share, which was pre-funded at closing, and no stated expiration date; they remain exercisable until exercised in full. The Common Warrants have an exercise price of $2.36 per share and expire earlier of (i) five years from the initial exercise date and (ii) the consummation of the Company’s pending merger with Thramann Holdings, LLC (the "Merger"). All 3,679,737 Pre-Funded Warrants were exercised by April 30, 2026 for an aggregate exercise price of $3,680. As of June 30, 2026, 1,000 common warrants were exercised at $2.36 with the proceeds of $2,360, leaving 5,083,743 Common Warrants outstanding.

The Company evaluated the Common Warrants and Pre-Funded Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and determined that both instruments are indexed to the Company’s own stock and meet the criteria for equity classification. Accordingly, the warrants have been classified within stockholders’ equity and are not subject to fair value remeasurement in future periods.

All 3,679,737 Pre-Funded Warrants were exercised in full as of June 30, 2026. Upon exercise, $5,711,457 was reclassified from the Pre-Funded Warrants equity account to common stock and additional paid-in capital. No Pre-Funded Warrants remain outstanding.

Warrant Valuation

The Company estimated the fair value of the Common Warrants issued in the Offering on the issuance date using the Black-Scholes option-pricing model. The fair value of the Pre-Funded Warrants approximated their intrinsic value due to the nominal exercise price of $0.001 per share and was recorded within stockholders' equity. The assumptions used in estimating the fair value of the Common Warrants were based on information available at the issuance date. Because the Common Warrants and Pre-Funded Warrants met the criteria for equity classification under ASC 815-40, the warrants were recorded in stockholders' equity and are not subsequently remeasured.

Assumption	Common Warrants
Valuation methodology	Black-Scholes option-pricing model
Stock price	$1.50
Exercise price	$2.36
Risk-free rate	3.71%
Volatility	150%
Expected term (in years)	1.28
Dividend yield	0.00%

The expected term reflects management's estimate of the period until exercise or termination, including consideration of the pending merger transaction and the contractual provision causing the warrants to expire upon consummation of the merger.

Warrants

The following table presents the activity for warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2025	54,699	$9.10
Granted	8,764,480	2.36
Forfeited/canceled	–	–
Exercised	(3,680,737)	2.36
Outstanding – June 30, 2026	5,138,442	$2.36

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2024	18,560	$980.29
Granted	40,840	36.73
Forfeited/canceled	–	–
Exercised	–	–
Outstanding – June 30, 2025	59,400	$331.56

During the six months ended June 30, 2026 and year ended December 31, 2025, in connection with the Series C Preferred Stock Issuance, the Company issued 0 and 40,840, respectively warrants to purchase shares of common stock at the exercise price of $36.73. The per share exercise price has been adjusted to $2.36.

Note 8 – Leases under ASC 842

The Company leases certain office space under operating leases for use in operations. The Company recognizes operating lease expense on a straight-line basis over the lease term. Management determines if an arrangement is a lease at contract inception. Lease and non-lease components are accounted for as a single component for all leases. Operating lease right to use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term, which includes optional renewal periods if the Company determines it is reasonably certain that the option will be exercised. As the operating lease does not provide an implicit rate, the discount rate used in the present value calculation represents the incremental borrowing rate determined using information available at the commencement date. Rent expense, as part of general and administrative expenses in the statements of operations, was $21,199 and $8,960 for the three months ended June 30, 2026 and 2025, respectively and $42,183 and $17,920 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, weighted-average remaining lease term and discount rate were as follows:

June 30, 2026
Weighted-average remaining lease term	0.75 year
Weighted-average discount rate	8.6%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2026:

Years Ended December 31,
2026	$22,103
2027	14,735
Less imputed interest	(1,412)
Total	$35,426

Note 9 – Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and assessing performance.

The Company views its operations and manages its business in one operating segment engaged in the technology of how customers engage with audio through the development of a proprietary AI platform for audio and innovative technologies for podcasts. The Company’s Chief Financial Officer (“CFO”), as the CODM, regularly reviews the entity-wide financial and operational performance as a single unit. No financial information is disaggregated into separate lines of businesses. The CFO makes resource allocation and business process decisions regarding the overall level of resources available and how to best deploy these resources.

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

For the three months ended of June 30, 2026 and June 30, 2025, 9,262,392 and 109,946, respectively of potentially dilutive weighted average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

For the six months ended of June 30, 2026 and June 30, 2025, 7,479 and 127,944, respectively of potentially dilutive weighted average shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

The shares underlying the Pre-Funded Warrants are included in basic weighted-average shares outstanding from the April 27, 2026 issuance date because the Pre-Funded Warrants are exercisable for nominal consideration and are not subject to any contingency other than the passage of time. The Common Warrants are excluded from basic earnings per share and are evaluated each period for their dilutive effect using the treasury stock method (or a method that reflects the Common Warrant’s cash-settlement feature); given the Company’s net losses, the Common Warrants were antidilutive and excluded from diluted earnings per share for the periods presented.

Note 11 – Subsequent Events

Interim Bridge Funding for Target Companies

On July 17, 2026, Auddia entered into a senior unsecured bridge note (each a “Bridge Note”) with each of Thramann Holdings, LT350, Influence, and Voyex. The purpose of the Bridge Notes is to provide a limited amount of interim funding and working capital to the Target Companies while the Merger Agreement is still pending.

The Bridge Notes were reviewed and approved by a Auddia’s special committee of independent and disinterested directors (the “Special Committee”) and Audit Committee.

Terms of the Bridge Notes

Amount and Funding

The maximum amount to be funded by Auddia under each of the Bridge Notes is up to (i) $360,000 for Thramann Holdings, (ii) $400,000 for LT350; (iii) $590,000 for Influence Healthcare; and (iv) $50,000 for Voyex. Amounts will be funded in tranches as mutually agreed to by the parties. Any advance in excess of $50,000 will require approval of the Auddia’s Audit Committee. No further amounts will be funded if the pending Merger Agreement is terminated. As of the date of this filing, the aggregate funded amount was $920,728.

Interest Rate; Maturity Date

Interest shall accrue at the rate of 8.0% per annum, compounded annually.

Unless earlier repaid or converted, outstanding principal and unpaid accrued interest on each Bridge Note shall be due and payable upon the earlier of (i) the second anniversary of the termination of the Merger Agreement or (ii) a change of control (as defined in the Bridge Notes) involving a particular Target Company. In the event of a change of control involving LT350, Influence or Voyex, the particular Target Company would owe a repayment premium equal to 50% of the outstanding principal amount of its Bridge Note.

Seniority and Security

The Bridge Notes are unsecured senior obligations of each Target Company. Each Target Company has agreed not to incur any debt that would be secured or senior to its Bridge Note.

Conversion Terms

The Thramann Holdings Bridge Note is not convertible.

If any of the other Target Companies consummates, on or prior to its Bridge Note maturity date, an equity financing pursuant to which it sells shares of its equity securities (the “Next Round Securities”), with an aggregate sales price of not less than the amount set forth below, excluding any and all indebtedness under the Bridge Note that is converted into Next Round Securities, and with the principal purpose of raising capital (a “Qualified Financing”), then all principal, together with all unpaid accrued interest under the particular Bridge Note, shall automatically convert into shares of the Next Round Securities at 80% of the cash price per share paid by the other purchasers of Next Round Securities in the Qualified Financing. The Qualified Financing threshold shall be (i) $3,000,000 for LT350; (ii) $2,000,000 for Influence; and $1,000,000 for Voyex.

Credit of Funds for Cash Merger Closing Condition

The Merger Agreement contains a closing condition that Auddia’s net cash at closing be at least equal to $12,000,000. The parties have agreed that any funds advanced by Auddia to the Target Companies under the Bridge Notes shall be credited to Auddia’s net cash at closing for purposes of this closing condition under the Merger Agreement.

The above summary of the Bridge Notes does not purport to be a complete summary of the Bridge Notes and is qualified in its entirety by reference to the full text of each of the Bridge Notes, copies of which are filed herewith as an exhibit and are incorporated by reference.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 6, 2026. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2025, to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

Auddia (the “Company”) is an AI technology company headquartered in Boulder, CO that is reinventing how consumers engage with audio through the development of its faidr app, an industry-first audio platform, which utilizes proprietary AI technology to personalize and customize both radio and podcast listening experiences and Discovr Radio, a web-based portal that allows artists and record labels to promote songs on radio streams, through an integration with the free faidr app.

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

The Company initially launched faidr with a B2C subscription model in February of 2022 and fully transitioned to a B2B subscription model in Q1 of 2026 after announcing its intentions to transition in August of 2025.

The Company’s new B2B business represents a strategic shift to AI driven music discovery. Auddia targets artists, labels, distributors, and managers for SaaS subscription access to ad-free AM/FM streaming listeners on the faidr app, while faidr users will enjoy free access to AI driven ad-free AM/FM streams on all music stations. Consumer subscriptions are no longer required to enjoy faidr’s ad-free and content personalization listening experience.

New music platforms like Bandcamp and SoundCloud are integral tools for artists to connect with new fans and even monetize their content, but those platforms only cater to a subset of the total addressable market for an artist. The Company believes the largest group of potential fans for most artists remains on commercial radio, listening to music passively and not searching for new artists even though Company surveys and research indicate radio listeners are interested in hearing new music when listening to their favorite radio stations. Auddia’s new Discovr Radio platform delivers the experience of passively listening to commercial AM/FM radio streams while passively being exposed to new music instead of radio ads.

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

The Discovr Radio platform consists of a new AI Placement Engine and Artist Portal. The AI Placement Engine puts the right new song in front of the right listener, on the right station, adjacent to the right artist, to optimize music discovery and the connection between artists and fans. The Artist Portal gives artists performance analytics on number of total plays, likes and dislikes, demographic data, and facilitate the connection of artists to their new fans. In addition to streaming songs on live radio streams, the Discovr Radio offering allows artists, managers and labels leverage analytics to support their own pitches for editorial placements, terrestrial radio play, and many other opportunities within the music industry.

Auddia evolved its business model from direct-to-consumer to business-to-business, shifting its focus from individual radio-streaming subscribers to artists and labels as subscribers. Through a modest monthly subscription, artist and label customers gain guaranteed radio plays—offering a new channel for music promotion.

The faidr mobile App is available today through the iOS and Android App stores.The Discovr Radio platform was released on January 20, 2026, and fully launched with self-serve sign up and two tiers of monthly subscriptions in June of 2026.

We have funded our operations with proceeds from the February 2021 IPO, Series A warrants exercised in July 2021 and common share issuance during June of 2023. We also obtained debt financing through a related party during November 2022 and April 2023, which was subsequently repaid in April 2024. In addition, we sold common shares during 2025 and 2024 pursuant to our equity line facility and issued preferred stock in our Series B and Series C issuances. Since our inception, we have incurred significant operating losses. In April 2026, we raised approximately $12.0 million before offering expenses of around $1.2 million. As of June 30, 2026, we had an accumulated deficit of $102,570,485. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	Scale and grow Discovr Radio with artists and labels and market our faidr App to consumers;
•	continue to develop and expand our technology and functionality to advance the faidr app and Discovr Radio platform;
•	rollout our product on an international basis, which will include increasing our sales and marketing costs related to the promotion of our products. faidr and Discovr Radio promotion will include a combination of a) purchasing ads directly from broadcasters or b) participating broadcasters to promote without purchasing ads, but sharing a portion of subscription proceeds based on listening activity on those stations or c) leveraging all social media outlets;
•	continue to pursue and complete potential acquisitions of other companies;
•	hire additional business development, product management, operational and marketing personnel;
•	continue market studies of our products; and
•	add operational and general administrative personnel which will support our product development programs, commercialization efforts and our transition to operating as a public company.

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

As of June 30, 2026, we had cash and cash equivalents of $9,558,190. During 2026 through June 30, 2026, we have secured approximately $12.9 million in additional financing in 2026. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. However, if we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

The proposed transaction is expected to close in the third quarter of 2026, subject to customary closing conditions, including approvals by the Auddia stockholders, the effectiveness of the S-4 registration statement to be filed with the SEC to register the shares of McCarthy Finney stock to be issued in connection with the merger, and the continued listing of the combined company’s common stock on Nasdaq.

The proposed business combination is subject to a number of known and unknown risk and uncertainties. There can be no assurances that that such business combination will be approved by stockholders or will ultimately be consummated.

For more information about the business combination transaction, please see Auddia’s Current Report on Form 8-K filed with the SEC on February 17, 2026.

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

Impact of Inflation

We have recently experienced higher costs across our business as a result of inflation, including higher costs related to employee compensation and outside services. We expect inflation to continue to have a negative impact throughout 2026, and it is uncertain whether we will be able to offset the impact of inflationary pressures in the near term.

Components of our results of operations

Revenue

Revenue consists of subscription fees paid by subscribers of our Discovr Radio platform, recognized ratably over the applicable subscription period. We expect this revenue stream to fluctuate based on subscriber growth, retention, and pricing changes.

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

Restructuring Costs

During the three and six months ended June 30, 2026, we incurred audit, accounting and legal costs in connection with the proposed business combination.

Other income and expense

The other income and expense category primarily consists of interest expense attributed to the debt and conversion features of the Notes payable to related party.

Results of operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations:

	Three Months Ended
	June 30, 2026	June 30, 2025	Change $	Change %
Revenue	$7,584	$–	7,584	0.0%

Operating expenses:
Direct cost of services	65,947	58,566	7,381	12.6%
Sales and marketing	456,965	185,157	271,808	146.8%
Research and development	405,951	236,415	169,536	71.7%
General and administrative	1,409,257	729,442	679,815	93.2%
Restructuring	432,041	–	432,041	100.0%
Depreciation and amortization	261,401	357,628	(96,227)	-26.9%
Total operating expenses	3,031,562	1,567,208	1,464,354	93.4%
Loss from operations	(3,023,978)	(1,567,208)	(1,456,770)	93.0%

Other expense:
Interest income (expense)	48,712	(1,445)	50,157	-3471.1%
Total other expense	48,712	(1,445)	50,157	-3471.1%
Loss before Income taxes	(2,975,266)	(1,568,653)	(1,406,613)	89.7%
Provision for Income taxes	–	–	–	0.0%
Net loss	$(2,975,266)	$(1,568,653)	(1,406,613)	89.7%

Revenue

Total revenues for the three months ended June 30, 2026 and 2025 were $7,584 and $0. The increase was primarily related to a successful Discovr Radio platform pilot launch

Sales and marketing

Sales and marketing expenses increased by $271,808 or 147% to $456,965 for the three months ended June 30, 2026 compared to $185,157 for the three months ended June 30, 2025. The increase in sales and marketing expenses was primarily attributed to increase in marketing and promotional activities and trade show expenses.

Research and development

Research and development expenses increased by $169,536 or 72% to $405,951 for the three months ended June 30, 2026 from $236,415 for the three months ended June 30, 2025 primarily due to an increase in research and development related consulting fees to launch Discovr Radio Platform.

General and administrative

General and administrative expenses increased by $679,815 or 93% to $1,409,257 for the three months ended June 30, 2026 compared to $729,442 for the three months ended June 30, 2025. The increase was due to bonuses and public relations professional fees.

Restructuring

Restructuring expenses increased by $432,041 or 100% for the three months ended June 30, 2026 compared to $0 for the three months ended June 30, 2025. The increase is due to audit and legal expenses related to reverse merger.

Depreciation and amortization

Depreciation and amortization expenses decreased by $96,227 or (27%) to $261,401 for the three months ended June 30, 2026 compared to $357,628 for the three months ended June 30, 2025. The decrease is due to fully amortized capitalized cost and lower capitalized software costs.

Other income (expense), net

Total other income (expenses) increased by $50,157 or 3,471% to $48,712 for the three months ended June 30, 2026 compared to ($1,445) for the three months ended June 30, 2025 primarily due to increase in interest income on return on funds in money market account.

Results of operations

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations:

	Six Months Ended
	June 30, 2026	June 30, 2025	Change $	Change %
Revenue	$7,584	$–	7,584	0.0%

Operating expenses:
Direct cost of services	121,111	114,136	6,975	6.1%
Sales and marketing	907,411	420,598	486,813	115.7%
Research and development	690,935	633,118	57,817	9.1%
General and administrative	2,198,332	1,360,333	837,999	61.6%
Restructuring	904,730	–	904,730	100.0%
Depreciation and amortization	497,497	790,035	(292,538)	-37.0%
Total operating expenses	5,320,016	3,318,220	2,001,796	60.3%
Loss from operations	(5,312,432)	(3,318,220)	(1,994,212)	60.1%

Other expense:
Interest income (expense)	55,613	(2,998)	58,611	-1955.0%
Total other expense	55,613	(2,998)	58,611	-1955.0%
Loss before Income taxes	(5,256,819)	(3,321,218)	(1,935,601)	58.3%
Provision for Income taxes	–	–	–	0.0%
Net loss	$(5,256,819)	$(3,321,218)	(1,935,601)	58.3%

Revenue

Total revenues for the six months ended June 30, 2026 and 2025 were $7,584 and $0. The increase was primarily related to a successful Discovr Radio platform pilot launch.

Sales and marketing

Sales and marketing expenses increased by $486,813 or 116% to $907,411 for the six months ended June 30, 2026 compared to $420,598 for the six months ended June 30, 2025. The increase in sales and marketing expenses was primarily attributed to increase in marketing and promotional activities and trade show expenses for the launch of Discovr Radio.

Research and development

Research and development expenses increased by $57,817 or 9% to $690,935 for the six months ended June 30, 2026 from $633,118 for the six months ended June 30, 2025 primarily due to an increase in research and development related consulting fees to launch Discovr Radio Platform.

General and administrative

General and administrative expenses increased by $837,999 or 62% to $2,198,332 for the six months ended June 30, 2026 compared to $1,360,333 for the six months ended June 30, 2025. The increase was due to bonuses and corporate public market consulting.

Restructuring

Restructuring expenses increased by $904,730 or 100% for the six months ended June 30, 2026 compared to $0 for the six months ended June 30, 2025. The increase is due to audit and legal expenses related to reverse merger.

Depreciation and amortization

Depreciation and amortization expenses decreased by $292,538 or (37%) to $497,497 for the six months ended June 30, 2026 compared to $790,035 for the six months ended June 30, 2025. The decrease is due to fully amortized capitalized cost and lower capitalized software costs.

Other income (expense), net

Total other income (expenses) increased by $58,611 or 1,955% to $55,613 for the six months ended June 30, 2026 compared to ($2,998) for the six months ended June 30, 2025 primarily due to increase in interest income on return on funds in money market account.

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

Going Concern

Our existing cash was $9,558,190 at June 30, 2026. We secured approximately $12.9 million in additional funding in 2026 through the date of this report, which will only be sufficient to fund our current operating plans into the second quarter of 2027. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Liquidity and capital resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our faidr and podcasting Apps. As of June 30, 2026, we had cash and cash equivalents of $9,558,190. We have working capital of approximately $8,831,451 as of June 30, 2026. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months as we continue to develop and market our products. We secured $12.9 million of financing during the six months ended June 30, 2026 which will only be sufficient to fund our current operating plans into the second quarter of 2027.  We have based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

During the three and six months ended June 30, 2026, the Company sold 0 and 98,043 shares, respectively under the Sales Agreement for proceeds of $0.9 million and currently has $0.0 million of unsold availability under the ATM facility.

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

As of June 30, 2026, no Series B Preferred Stock remains outstanding.

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

On April 23, 2026, the Company entered into an exchange agreement (the “Exchange Agreement”) with the accredited investors to exchange 750 outstanding shares of the Company’s Series C preferred stock plus capitalized dividends to date for 216,525 shares of common stock at an exchange price of $3.91 per common share. No shares of Series C preferred stock remain outstanding.

As of June 30, 2026, no Series C Preferred Stock remains outstanding.

The proceeds of this financing, together with other available cash resources, will be used for general corporate purposes.

April 2026 Registered Direct Offering

On April 27, 2026, the Company closed a best-efforts registered direct offering (the "Offering") of 1,405,006 shares of common stock, together with, in lieu of common stock for certain investors, 3,679,737 pre-funded warrants to purchase common stock (the "Pre-Funded Warrants"), and accompanying common stock purchase warrants to purchase up to 5,084,743 shares of common stock (the "Common Warrants"). The combined public offering price was $2.36 per share (or per Pre-Funded Warrant) and accompanying Common Warrant. Gross proceeds were $11,999,993 (approximately $12.0 million), before deduction of a 7.0% cash fee payable to the placement agent and other offering expenses, together totaling approximately $1.2 million. Gross proceeds were allocated among the common stock, pre-funded warrants and common warrants on a relative fair value basis.

The Pre-Funded Warrants have an exercise price of $0.001 per share, which was pre-funded at closing, and no stated expiration date; they remain exercisable until exercised in full. The Common Warrants have an exercise price of $2.36 per share and expire earlier of (i) five years from the initial exercise date and (ii) the consummation of the Company's pending merger with Thramann Holdings, LLC (the "Merger"). All 3,679,737 Pre-Funded Warrants were exercised by April 30, 2026 for an aggregate exercise price of $3,680; As of June 30, 2026, 1000 common warrants were exercised at $2.36 with the proceeds of $2,360.

All 3,679,737 Pre-Funded Warrants were exercised in full as of June 30, 2026. Upon exercise, the Company received aggregate cash proceeds of $3,680 and reclassified $5,812,540 from the Pre-Funded Warrants equity account to common stock and additional paid-in capital. No Pre-Funded Warrants remain outstanding. This exercise activity does not affect the fair value classification or measurement of the Common Warrant liability.

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

The following table summarizes the statements of cash flows for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Net cash provided by (used In):
Operating activities	$(4,782,916)	$(2,508,649)
Investing activities	(561,911)	(490,650)
Financing activities	11,716,032	1,360,736
Change In cash	$6,371,205	$(1,638,563)

Operating activities

Cash used in operating activities for the six months ended June 30, 2026 was $4,782,917, primarily resulting from our net loss of ($5,256,819), change in working capital of $69,513 primarily related to a decrease in accounts payable and accrued liabilities, lease liability and prepaid assets, and non-cash charges of $497,497 related to depreciation and amortization, $29,984 in share based compensation expense and $15,935 in amortization of ROU. Cash used in operating activities for both periods consisted of personnel-related expenditures, marketing and promotion costs, and public company administrative support costs such as legal and other professional support services.

Investing activities

Cash flows used in investing activities for the six months ended June 30, 2026 was $561,911, consisting of capitalization of software development expenses and patent expenses.

Financing activities

Cash flows generated in financing activities for the six months ended June 30, 2026 was $11,716,032 primarily related to cash proceeds from the issuance of offering of prefunded warrant, Common warrant and Common stock partially offset by repayments to notes payable of $60,520 and offering costs of $1,117,723.

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $102,570,485 and $97,283,343 as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $9,558,190 and $3,186,985, respectively. Our cash is comprised primarily of demand deposit accounts and money market funds. We secured $12.9 million of financing during the six months ended June 30, 2026 which will only be sufficient to fund our current operating plans into the second quarter of 2027.  We have based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the six months ended June 30, 2026.

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

We did not repurchase any of our equity securities during the quarter ended June 30, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated or otherwise had in effect a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		At-The-Market Issuance Sales Agreement, dated August 22, 2025, by and between Auddia Inc. and Ascendiant Capital Markets, LLC.	8-K	08-22-2025	1.1
2.1		Agreement and Plan of Merger, dated as of February 17, by and among New Holdco, Inc., Auddia Merger Sub, Inc., Thramann Merger Sub LC, Auddia Inc. and Thramann Holdings, LLC	8-K	02-17-2026	2.1
2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Certificate of Amendment to the Certificate of Incorporation of the Company dated February 23, 2024	8-K	02-27-2024	3.1
3.3		Certificate of Amendment to the Certificate of Incorporation of the Company dated March 27, 2025	8-K	04/01/2025	3.1
3.4		Certificate of Amendment to the Certificate of Incorporation of the Company dated March 30, 2026	8-K	4/02/2026	3.1
3.5		Series B Convertible Preferred Stock Certificate of Designations dated April 23, 2024	8-K	04-29-2024	3.1
3.6		Series C Convertible Preferred Stock Certificate of Designations dated June 30, 2025	8-K	06-30-2025	3.1
3.7		Bylaws of the Company	8-K	02-22-2021	3.2
3.8		Amendment to Bylaws dated September 6, 2024	8-K	09-12-2024	3.1
3.9		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
3.10		Form of Merger Holding Company Special Preferred Stock Certificate of Designations	8-K	02-17-2026	3.1
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of IPO Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities	10-K	03-31-2021	4.3
4.4		Form of Merger Holding Company Senior Note	8-K	02-17-2026	4.1
4.5		Form of April 2026 Pre-funded Warrant	8-K	04-27-2026	4.1
4.6		Form of April 2026 Common Stock Warrant	8-K	04-27-2026	4.2
10.1	#	Form of Auddia Inc. 2020 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.2	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.3	#	First Amendment to 2020 Equity Incentive Plan	S-8	08-10-2021	99.2
10.4	#	Second Amendment to 2020 Equity Incentive Plan	10-K	03-05-2025	10.5
10.5	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.3
10.6	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.4
10.7	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	S-8	08-10-2021	99.5
10.8	#	Clip Interactive, LLC 2013 Equity Incentive Plan	S-8	08-10-2021	99.6
10.9	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan	S-8	08-10-2021	99.7
10.10	#	Executive Officer Employment Agreement for Michael Lawless dated October 13, 2021	8-K	10-15-2021	10.1
10.11	#	Executive Officer Employment Agreement for Peter Shoebridge dated October 13, 2021	8-K	10-15-2021	10.2

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith
10.12		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.13		Common Stock Warrant for 600,000 shares dated April 17, 2023	8-K	04-21-2023	10.2
10.14		Common Stock Warrant for 650,000 shares dated April 17, 2023	8-K	04-21-2023	10.3
10.15	#	Employment Agreement, effective as of November 27, 2023, between Auddia Inc. and John E. Mahoney	8-K	12-18-2023	10.1
10.16		Form of Common Stock Warrant dated April 23, 2024	8-K	04-29-2024	10.2
10.17		Form of Registration Rights Agreement dated April 23, 2024	8-K	04-29-2024	10.3
10.18		Common Stock Purchase Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-25-2024	10.1
10.19		Registration Rights Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-25-2024	10.2
10.20		Form of Securities Purchase Agreement dated June 30, 2025	8-K	06-30-2025	10.1
10.21		Form of Common Stock Warrant dated June 30, 2025	8-K	06-30-2025	10.2
10.22		Form of Registration Rights Agreement dated June 30, 2025	8-K	06-30-2025	10.4
10.23		Amendment 1, dated July 30, 2025, to Equity Line Common Stock Purchase Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	07-30-2025	10.1
10.24		Form of Exchange Agreement dated August 5, 2025	10-Q	08-08-2025	10.35
10.25	#	Employment Agreement, effective as of July 1, 2025, between Auddia Inc. and Jeffrey Thramann	8-K	09-12-2025	10.2
10.26		Form of Merger Support Agreement	8-K	02-17-2026	10.1
10.27		Form of Merger Lock-Up Agreement	8-K	02-17-2026	10.2
10.28		Form of Securities Purchase Agreement by and among the Registrant and Purchasers dated April 24, 2026	8-K	04-27-2026	10.1
10.29		Form of April 2026 Exchange Agreement	8-K	04-29-2026	10.1
10.30		Senior Unsecured Bridge Note of Thramann Holdings, LLC dated July 17, 2026	8-K	07-23-2026	10.1
10.31		Senior Unsecured Bridge Note of LT350, LLC dated July 17, 2026	8-K	07-23-2026	10.2
10.32		Senior Unsecured Bridge Note of Influence Healthcare, LLC dated July 17, 2026	8-K	07-23-2026	10.3
10.33		Senior Unsecured Bridge Note of Voyex, LLC dated July 17, 2026	8-K	07-23-2026	10.4
19.1		Insider Trading Policy	10-K	03-05-2025	19.1
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1		Auddia Clawback Policy	10-K	04-01-2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDDIA INC.

By:	/s/ Jeffrey Thramann
Jeffrey Thramann President, Chief Executive Officer, Director

By:	/s/ John Mahoney
John Mahoney Chief Financial Officer

Date: August 14, 2026

