Form 10-Q
period 2026-09-30
AUDDIA INC.
filed 2026-11-13
CIK 1554818

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, there were 6,913,620 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Auddia Inc.

Condensed Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,024,316	$3,186,985
Accounts receivable, net	564	321
Prepaid assets	67,506	99,829
Other current assets	25,913	10,039
Total current assets	6,118,299	3,297,174

Non-current assets:
Notes receivable-Related party	1,175,269	–
Property and equipment, net of accumulated depreciation	4,082	6,670
Intangible assets, net of accumulated amortization	33,265	25,785
Software development costs, net of accumulated amortization	1,633,161	1,608,819
Operating lease right of use asset	20,184	44,392
Deferred offering costs	123,772	219,615
Total non-current assets	2,989,733	1,905,281
Total assets	$9,108,032	$5,202,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$488,400	$853,354
Deferred Revenue	3,115	–
Notes payable	–	60,520
Current portion of operating lease liability	25,063	38,612
Total current liabilities	516,578	952,486
Non-current operating lease liability	–	14,475
Total liabilities	516,578	966,961

Commitments and contingencies (Note 6)

Shareholders’ equity:
Series C Preferred stock - $0.001 par value, 0 and 750 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	–	1
Common stock - $0.001 par value, 100,000,000 authorized and 5,803,182 issued and outstanding as of September 30, 2026 and 402,833 issued and outstanding as of December 31, 2025, respectively	5,803	403
Additional paid-in capital	113,269,393	101,518,433
Accumulated deficit	(104,683,742)	(97,283,343)
Total shareholders’ equity	8,591,454	4,235,494
Total liabilities and shareholders’ equity	$9,108,032	$5,202,455

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The Company’s common stock outstanding as of September 30, 2026 and December 31, 2025 has been retroactively restated for the effect of the 1-for 7.7 reverse stock split effective March 31, 2026.

Auddia Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$14,684	$–	$22,268	$–

Operating expenses:
Direct cost of services	104,199	55,252	225,310	169,388
Sales and marketing	469,225	143,762	1,376,636	564,360
Research and development	408,118	317,626	1,099,053	950,744
General and administrative	687,579	698,940	2,885,910	2,059,273
Transaction costs	271,934	472,072	1,176,664	472,072
Restructuring	–	334,360	–	334,360
Depreciation and amortization	259,953	357,946	757,451	1,147,981
Total operating expenses	2,201,008	2,379,958	7,521,024	5,698,178
Loss from operations	(2,186,324)	(2,379,958)	(7,498,756)	(5,698,178)

Other expense:
Interest income (expense)	73,067	(1,193)	128,680	(4,191)
Total other income (expense)	73,067	(1,193)	128,680	(4,191)
Loss before income taxes	(2,113,257)	(2,381,151)	(7,370,076)	(5,702,369)
Provision for income taxes	–	–	–	–
Net loss	$(2,113,257)	$(2,381,151)	$(7,370,076)	$(5,702,369)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.36)	$(1.59)	$(2.11)	$(6.86)

Weighted average common shares outstanding
Basic and diluted	5,803,182	194,659	3,496,049	107,927

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The Company’s weighted average common stock outstanding for the three and nine months ended September 30, 2026 and 2025 has been retroactively restated for the effect of the 1-for 7.7 reverse stock split effective March 31, 2026.

Auddia Inc.

Condensed Statements of Changes in Stockholders’ Equity
for the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, December 31, 2025	–	$–	750	$1	402,833	$403	$101,518,433	$(97,283,343)	$4,235,494
Issuance of common shares, net of costs	–	–	–	–	98,043	98	891,825	–	891,923
Offering costs	–	–	–	–	–	–	(23,387)	–	(23,387)
Share-based compensation	–	–	–	–	–	–	14,897	–	14,897
Capitalized dividends	–	–	–	–	–	–	30,323	(30,323)	–
RSS adjustment	–	–	–	–	38	0	–	–	–
Net loss	–	–	–	–	–	–	–	(2,281,553)	(2,281,553)
Balance, March 31, 2026	–	$–	750	$1	500,914	$501	$102,432,091	$(99,595,219)	$2,837,374
Issuance of common shares	–	–	–	–	1,405,006	1,405	2,180,317	–	2,181,722
Issuance of Pre-Funded Warrants	–	–	–	–	–	–	5,711,457	–	5,711,457
Common Warrant	–	–	–	–	–	–	4,106,814	–	4,106,814
Offering costs	–	–	–	–	–	–	(1,190,179)	–	(1,190,179)
Exercise of Pre-Funded Warrants into Common Stock	–	–	–	–	3,679,737	3,680	(3,680)	–	–
Share-based compensation	–	–	–	–	–	–	15,087	–	15,087
Series C Preferred Conversion	–	–	(750)	(1)	191,815	192	(191)	–	–
Exercise of Common Warrants	–	–	–	–	1,000	1	2,359	–	2,360
Conversion of Capitalized dividends into Common Shares	–	–	–	–	24,710	24	(24)	–	–
Net loss	–	–	–	–	–	–	–	(2,975,266)	(2,975,266)
Balance, June 30, 2026	–	$–	–	$–	5,803,182	$5,803	$113,254,051	$(102,570,485)	$10,689,369
Share-based compensation	–	–	–	–	–	–	15,342	–	15,342
Net loss	–	–	–	–	–	–	–	(2,113,257)	(2,113,257)
Balance, September 30, 2026	–	$–	–	$–	5,803,182	$5,803	$113,269,393	$(104,683,742)	$8,591,454

	Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, December 31, 2024	2,314	$2	–	$–	51,653	$52	$94,122,702	$(89,428,436)	$4,694,320
Issuance of common shares, net of costs	–	–	–	–	10,253	10	672,785	–	672,795
Series B preferred stock converted to common stock	(140)	–	–	–	2,163	2	(139,012)	–	(139,010)
Offering costs	–	–	–	–	–	–	(55,120)	–	(55,120)
Share-based compensation	–	–	–	–	–	–	76,906	–	76,906
Issuance of restricted stock units	–	–	–	–	25	–	(0)	–	–
Capitalized dividends converted to common stock	–	–	–	–	2,163	2	139,574	–	139,576
Capitalized dividends	–	–	–	–	–	–	58,758	(58,758)	–
Net loss	–	–	–	–	–	–	–	(1,752,565)	(1,752,565)
Balance, March 31, 2025	2,174	$2	–	$–	66,257	$66	$94,876,593	$(91,239,759)	$3,636,902
Issuance of common shares, net of costs	–	–	–	–	3,247	3	82,497		82,500
Issuance of Series C preferred stock and warrants, net of issuance costs	–	–	750	1	–	–	699,999	–	700,000
Series B preferred stock converted to common stock	(639)	(1)	–	–	15,552	16	(15)	–	–
Share-based compensation	–	–	–	–	–	–	21,158	–	21,158
Capitalized dividends	–	–	–	–	–	–	44,350	(44,350)	–
RSS adjustment	–	–	–	–	4	–	–	–	–
Net loss	–	–	–	–	–	–	–	(1,568,653)	(1,568,653)
Balance, June 30, 2025	1,535	$1	750	$1	85,060	$85	$95,724,582	$(92,852,762)	$2,871,907
Issuance of common shares, net of costs					125,974	126	3,612,030	–	3,612,156
Preferred stock converted to common stock	(1,535)	(1)	–	–	67,607	67	(546)	–	(480)
Offering costs	–	–	–	–	–	–	(2,585)	–	(2,585)
Share-based compensation	–	–	–	–	–	–	92,984	–	92,984
Warrant exercises	–	–	–	–	3,510	4	–	–	4
Capitalized dividends	–	–	–	–	–	–	–	(28,750)	(28,750)
Net loss	–	–		–	–	–	–	(2,381,151)	(2,381,151)
Balance September 30, 2025	–	$–	750	$1	282,151	$282	$99,426,465	$(95,262,663)	$4,164,085

The accompanying notes are an integral part of these unaudited condensed financial statements.

(1)	The Company’s common stock outstanding as of September 30, 2026 and 2025 and December 31, 2025 and 2024 has been retroactively restated for the effect of the 1-for 7.7 reverse stock split effective March 31, 2026.

Auddia Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,370,076)	$(5,702,369)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	757,451	1,147,982
Share-based compensation expense	45,326	191,048
Amortization of ROU asset	24,208	22,160
Change in assets and liabilities:
Accounts receivable	(243)	(274)
Prepaid assets	32,323	(59,603)
Other current assets	(15,874)	–
Deferred revenue	3,115	–
Accounts payable and accrued liabilities	(364,954)	85,697
Lease liabilities	(28,024)	(20,453)
Net cash used in operating activities	(6,916,748)	(4,335,812)

Cash flows from investing activities:
Issuance of loans	(1,175,269)	–
Disposition of property and equipment	–	502
Software capitalization	(776,546)	(512,277)
Intangibles capitalization	(10,138)	(22,237)
Net cash used in investing activities	(1,961,953)	(534,012)

Cash flows from financing activities:
Offering costs	72,456	(178,192)
Repayments of debt	(60,520)	–
Proceeds from issuance of preferred shares, net of issuance costs	–	700,000
Proceeds from issuance of common shares, net of issuance costs	2,857,257	4,368,296
Proceeds from issuance of Prefunded warrants, net of issuance costs	5,144,986	–
Proceeds from issuance of common warrants, net of issuance costs	3,699,494	–
Proceeds from exercise of common warrants	2,359	–
Dividends and Series B preferred stock converted to common stock	–	567
Net cash provided by financing activities	11,716,032	4,890,671

Net increase in cash	2,837,331	20,847

Cash, beginning of year	3,186,985	2,706,319

Cash and restricted cash, end of period	$6,024,316	$2,727,166

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,312	$4,442

Supplemental disclosures of non-cash activity:
Reclassification of deferred offering costs	$–	$57,705
Capitalized dividends	$30,323	$131,858
Dividends and preferred stock converted to common stock	$24	$354,007

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

Going Concern

Our existing cash and cash equivalents was $6,024,316 at September 30, 2026 which will only be sufficient to fund our current operating plans into the second quarter of 2027. The Company will need additional funding to complete the development of the full product line and scale products with a demonstrated market fit. The Company has plans to secure such additional funding. If the Company is unable to raise capital when needed or on acceptable terms, the Company would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Cash and Cash Equivalents

The Company had cash on hand of $1,138,036 and $1,052,990 as of September 30, 2026 and December 31, 2025, respectively.

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had cash equivalents of $4,886,280 and $2,133,995 as of September 30, 2026 and December 31, 2025, respectively.

The Company maintains cash deposits at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance may at times exceed these limits. As of September 30, 2026, the Company had approximately $5.7 million in excess of federally insured limits. As of December 31, 2025, the Company had approximately $2.9 million in excess of federally insured limits. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

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

Unamortized capitalized software development costs determined to be in excess of anticipated future net revenues are considered impaired and expensed during the period of such determination. Software development costs of $224,624 and $35,802 were capitalized for the three months ended September 30, 2026 and 2025, respectively. Software development costs of $796,349 and $512,277 were capitalized for the nine months ended September 30, 2026 and 2025, respectively. Amortization of capitalized software development costs was $258,033 and $356,118 for the three months ended September 30, 2026 and 2025, respectively and $752,204 and $1,143,272 for the nine months ended September 30, 2026 and 2025, respectively, and are included in depreciation and amortization expense in the Company’s condensed statement of operations.

Long-Lived Assets

The Company reviews its tangible and limited lived intangible long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. If a potential impairment is indicated, the Company compares the carrying amount of the asset to the undiscounted future cash flows associated with the asset. In the event the future cash flows are less than their carrying value, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determined long-lived assets were not impaired for the nine months ended September 30, 2026 and 2025 and year ended December 31, 2025.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the three months ended September 30, 2026 and 2025 was $282,613 and $9,840, respectively. Advertising expense for the nine months ended September 30, 2026 and 2025 was $699,622 and $153,079, respectively.

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

Note 2 – Property & Equipment, Intangible Assets, and Software Development Costs

Property and equipment and software development costs consisted of the following as of:

	September 30, 2026	December 31, 2025

Computers and equipment	$102,125	$102,125
Furniture	11,258	11,258
Accumulated depreciation	(109,301)	(106,713)
Total property and equipment, net	$4,082	$6,670

Domain name	$3,947	$3,947
Patents	33,931	23,596
Accumulated amortization	(4,613)	(1,758)
Total intangible assets, net	$33,265	$25,785

Software development costs	$10,206,333	$9,429,985
Accumulated amortization	(8,573,172)	(7,821,166)
Total software development costs, net	$1,633,161	$1,608,819

The Company recognized depreciation expense of $783 and $1,409 for the three months ended September 30, 2026 and 2025, respectively, related to property and equipment, amortization expense of $1,138 and $420 for the three months ended September 30, 2026 and 2025, respectively, related to intangible assets, and amortization expense of $258,033 and $356,118 for the three months ended September 30, 2026 and 2025, respectively, related to software development costs.

The Company recognized depreciation expense of $2,589 and $4,105 for the nine months ended September 30, 2026 and 2025, respectively, related to property and equipment, amortization expense of $2,658 and $605 for the nine months ended September 30, 2026 and 2025, respectively, related to intangible assets, and amortization expense of $752,204 and $1,143,272 for the nine months ended September 30, 2026 and 2025, respectively, related to software development costs.

Note 3 – Related Party Transactions

Jeffrey Thramann, the Company's Chief Executive Officer and Executive Chairman, is the sole member of Thramann Holdings, LLC and controls its subsidiaries, LT350, LLC, Influence Healthcare, LLC, and Voyex, LLC (together, the "Thramann Entities"). The Company has entered into a Merger Agreement with Thramann Holdings, LLC.

Interim Bridge Funding for Target Companies

On July 17, 2026, Auddia entered into a senior unsecured bridge note (each a “Bridge Note”) with each of Thramann Holdings, LT350, Influence, and Voyex. The purpose of the Bridge Notes is to provide a limited amount of interim funding and working capital to the Thramann Entities while the Merger Agreement is still pending.

The Bridge Notes were reviewed and approved by Auddia’s special committee of independent and disinterested directors (the “Special Committee”) and Audit Committee.

Terms of the Bridge Notes

Amount and Funding

The maximum amount to be funded by Auddia under each of the Bridge Notes is up to (i) $360,000 for Thramann Holdings, (ii) $400,000 for LT350; (iii) $590,000 for Influence Healthcare; and (iv) $50,000 for Voyex. Amounts will be funded in tranches as mutually agreed to by the parties. Any advance in excess of $50,000 will require approval of the Auddia’s Audit Committee. No further amounts will be funded if the pending Merger Agreement is terminated. As of September 30, 2026, the aggregate funded amount was $1,175,269.

On October 16, 2026, the terms of the Bridge Notes were amended. Under this amendment, the maximum amount to be funded by Auddia under each of the Bridge Notes was increased to (i) up to $420,000 for Thramann Holdings, (ii) up to $1,900,000 for LT350; (iii) up to $900,000 for Influence Healthcare; and (iv) up to $85,000 for Voyex.

Interest Rate; Maturity Date

Interest shall accrue at the rate of 8.0% per annum, compounded annually.

Unless earlier repaid or converted, outstanding principal and unpaid accrued interest on each Bridge Note shall be due and payable upon the earlier of (i) the second anniversary of the termination of the Merger Agreement or (ii) a change of control (as defined in the Bridge Notes) involving a particular Thramann Entity. In the event of a change of control involving LT350, Influence or Voyex, the particular Thramann Entity would owe a repayment premium equal to 50% of the outstanding principal amount of its Bridge Note.

Seniority and Security

The Bridge Notes are unsecured senior obligations of each Thramann Entity. Each Thramann Entity has agreed not to incur any debt that would be secured or senior to its Bridge Note.

Conversion Terms

The Thramann Holdings Bridge Note is not convertible.

If any of the other Thramann Entities consummates, on or prior to its Bridge Note maturity date, an equity financing pursuant to which it sells shares of its equity securities (the “Next Round Securities”), with an aggregate sales price of not less than the amount set forth below, excluding any and all indebtedness under the Bridge Note that is converted into Next Round Securities, and with the principal purpose of raising capital (a “Qualified Financing”), then all principal, together with all unpaid accrued interest under the particular Bridge Note, shall automatically convert into shares of the Next Round Securities at 80% of the cash price per share paid by the other purchasers of Next Round Securities in the Qualified Financing. The Qualified Financing threshold shall be (i) $3,000,000 for LT350; (ii) $2,000,000 for Influence; and $1,000,000 for Voyex.

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

The Company accounts for the Bridge Notes as related-party notes receivable held for investment at amortized cost. Management evaluated the embedded features of the Bridge Notes under ASC 815 and concluded that the conversion features do not require bifurcation as a result of the low probability due to the merger agreement non-solicitation in place.

Expenses incurred for the benefit of related parties.

During the three and nine months ended September 30, 2026, the Company incurred $108,642 of expenses paid to third parties for services that benefited the Thramann Entities, consisting of commercial partnership development services for LT350, legal fees and board fees related to the LT350 board, and advisory and presentation services to evaluate funding for the Thramann Entities. The Company has not been reimbursed for these expenses, which are included in operating expenses. No such expenses were incurred during the three and nine months ended September 30, 2025. These arrangements were reviewed and approved by the Special Committee and the Audit Committee.

Note 4 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2026	December 31, 2025

Accounts payable	$243,030	$577,774
Accrued liabilities	243,407	275,580
Credit cards payable	1,963	–
	$488,400	$853,354

Note 5 – Notes Payable

On June 20, 2025, the Company entered into a promissory note to finance its directors and officers (“D&O”) insurance premium. The original principal amount of the note was $151,300 and bore interest at a fixed annual rate of 8.250%. The note required monthly payments of principal and interest and matured on May 20, 2026. The note has been fully paid down.

As of September 30, 2026 and December 31, 2025, the outstanding principal balance was $0 and $60,520, respectively. The note was unsecured and contained no financial covenants.

Note 6 – Commitments and Contingencies

Operating Lease

On March 25, 2024, the Company entered into a 37-month operating lease commencing on April 1, 2024 with two separate two year renewal options. The monthly base rent for months two through 14 is $2,456, increasing to $3,070 for months 15 through 26, and ending at $3,684 for months 27 through 37. Rent expense, as part of general and administrative expenses in the statements of operations, was $20,983 and $8,960 for the three months ended September 30, 2026 and 2025, respectively and $63,166 and $26,881 for the nine months ended September 30, 2026 and 2025, respectively.

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

In addition, one investor in our April 2026 common stock and warrant public offering has contacted the Company claiming that it would be owed a cash payment for warrants it holds if the Company’s proposed merger with Thramann Holdings LLC is consummated. We believe this investor’s claim is without merit because all warrants expire in accordance with their terms prior to the consummation of the Company’s pending merger. No complaint has been filed by this investor. If a complaint is filed, the Company believes it would have meritorious defenses to this claim and would intend to defend such case vigorously. The outcome of the claim was neither probable or estimable as of the date that these financial statements were issued. Therefore, no accrual has been made.

Note 7 – Share-based Issuances

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

The following table presents the activity for stock options outstanding:

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2025	17,640	$79.66
Granted	–	–
Forfeited/canceled	–	–
Exercised	–	–
Outstanding – September 30, 2026	17,640	$79.66

	Options	Weighted Average Exercise Price
Outstanding - December 31, 2024	4,480	$953.88
Granted	13,564	14.94
Forfeited/canceled	(92)	9,104.02
Exercised	–	–
Outstanding – September 30, 2025	17,952	$203.43

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding**			Options Exercisable**
Exercise Prices	Number	Price	Life*	Number	Price*
$14.94	13,564	$14.94	8.95	7,291	$14.94
$66.75	3,821	$66.75	8.26	3,821	$66.75
$818.13	144	$818.13	7.71	71	$818.13
$1,295.91	16	$1,295.91	6.69	12	$1,295.91
$5,857.78	43	$5,857.78	5.38	43	$5,857.78
$9,130.28	20	$9,130.28	4.87	20	$9,130.28
$9,475.72	16	$9,475.72	1.34	16	$9,475.72
$13,927.65	16	$13,927.65	2.88	16	$13,927.65
Total -September 30, 2026	17,640			11,290

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.
**	The Company’s common stock outstanding as of September 30, 2026 and December 31, 2025 has been retroactively restated for the effect of the 1-for 7.7 reverse stock split effective March 31, 2026.

Restricted Stock Units

The following table presents the activity for restricted stock units outstanding:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2024	40	$7,398.47
Granted	–	–
Forfeited/canceled	4	–
Exercised	(44)	7,398.47
Outstanding – September 30, 2025	–	$–

The Company recognized share-based compensation expense related to stock options and restricted stock units of $15,342 and $92,984 for the three months ended September 30, 2026 and 2025, respectively and $45,326 and $191,048 for the nine months ended September 30, 2026 and 2025. The remaining unamortized share-based compensation expense of $125,336 is expected to be recognized over the next 36 months.

Note 8 – Equity Financings

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

During the three and nine months ended September 30, 2026, the Company sold 0 and 98,043 shares, respectively under the Sales Agreement for proceeds of $0.9 million and currently has $0.0 million of unsold availability under the ATM facility.

During the year ended December 31, 2025, the Company issued 130,879 shares under the Sales Agreement for aggregate proceeds of approximately $2.8 million under the ATM facility.

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

As of September 30, 2026, no shares of Series B Preferred stock remain outstanding.

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

As of September 30, 2026, no shares of Series C Preferred stock remain outstanding.

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

The Pre-Funded Warrants have an exercise price of $0.001 per share, which was pre-funded at closing, and no stated expiration date; they remain exercisable until exercised in full. The Common Warrants have an exercise price of $2.36 per share and expire earlier of (i) five years from the initial exercise date and (ii) the consummation of the Company’s pending merger with Thramann Holdings, LLC (the “Merger”). All 3,679,737 Pre-Funded Warrants were exercised by April 30, 2026 for an aggregate exercise price of $3,680. As of September 30, 2026, 1,000 common warrants were exercised at $2.36 with the proceeds of $2,360, leaving 5,083,743 Common Warrants outstanding.

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

All 3,679,737 Pre-Funded Warrants were exercised in full as of September 30, 2026. Upon exercise, $5,711,457 was reclassified from the Pre-Funded Warrants equity account to common stock and additional paid-in capital. No Pre-Funded Warrants remain outstanding.

Warrant Valuation

The Company estimated the fair value of the Common Warrants issued in the Offering on the issuance date using the Black-Scholes option-pricing model. The fair value of the Pre-Funded Warrants approximated their intrinsic value due to the nominal exercise price of $0.001 per share and was recorded within stockholders’ equity. The assumptions used in estimating the fair value of the Common Warrants were based on information available at the issuance date. Because the Common Warrants and Pre-Funded Warrants met the criteria for equity classification under ASC 815-40, the warrants were recorded in stockholders’ equity and are not subsequently remeasured.

Assumption	Common Warrants
Valuation methodology	Black-Scholes option-pricing model
Stock price	$1.50
Exercise price	$2.36
Risk-free rate	3.71%
Volatility	150%
Expected term (in years)	1.28
Dividend yield	0.00%

The expected term reflects management’s estimate of the period until exercise or termination, including consideration of the pending merger transaction and the contractual provision causing the warrants to expire upon consummation of the merger.

Warrants

The following table presents the activity for warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2025	54,699	$9.10
Granted	8,764,480	2.36
Forfeited/canceled	–	–
Exercised	(3,680,737)	2.36
Outstanding – September 30, 2026	5,138,442	$2.36

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2024	18,560	$980.29
Granted	51,701	36.73
Forfeited/canceled	–	–
Exercised	(3,510)	20.41
Outstanding – September 30, 2025	66,751	$299.95

During the nine months ended September 30, 2026 and year ended December 31, 2025, in connection with the Series C Preferred Stock Issuance, the Company issued 0 and 40,840, respectively warrants to purchase shares of common stock at the exercise price of $36.73. The per share exercise price has been adjusted to $2.36.

Note 9 – Leases under ASC 842

The Company leases certain office space under operating leases for use in operations. The Company recognizes operating lease expense on a straight-line basis over the lease term. Management determines if an arrangement is a lease at contract inception. Lease and non-lease components are accounted for as a single component for all leases. Operating lease right to use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term, which includes optional renewal periods if the Company determines it is reasonably certain that the option will be exercised. As the operating lease does not provide an implicit rate, the discount rate used in the present value calculation represents the incremental borrowing rate determined using information available at the commencement date. Rent expense, as part of general and administrative expenses in the statements of operations, was $20,983 and $8,960 for the three months ended September 30, 2026 and 2025, respectively and $63,166 and $26,881 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, weighted-average remaining lease term and discount rate were as follows:

September 30, 2026
Weighted-average remaining lease term	0.50 year
Weighted-average discount rate	8.6%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2026:

Years Ended December 31,
2026	$11,051
2027	14,735
Less imputed interest	(723)
Total	$25,063

Note 10 – Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and assessing performance.

The Company has one operating segment, which is also its only reportable segment engaged in the technology of how customers engage with audio through the development of a proprietary AI platform for audio and innovative technologies for podcasts. The Company’s Chief Financial Officer (“CFO”), as the CODM, regularly reviews the entity-wide financial and operational performance as a single unit. No financial information is disaggregated into separate lines of businesses. The CFO makes resource allocation and business process decisions regarding the overall level of resources available and how to best deploy these resources.

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

As of September 30, 2026 and September 30, 2025, 5,156,082 and 122,868, respectively are potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

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

Note 12 – Subsequent Events

Amendment to Interim Bridge Funding for Thramann Entities

As described above in Note 3, on October 16, 2026, the terms of the Bridge Notes between the Company and the Thramann Entities were amended. Under this amendment, the maximum amount to be funded by Auddia under each of the Bridge Notes was increased to (i) up to $420,000 for Thramann Holdings, (ii) up to $1,900,000 for LT350; (iii) up to $900,000 for Influence Healthcare; and (iv) up to $85,000 for Voyex. The purpose of the Bridge Notes Addendums is to provide an incremental amount of interim funding and working capital to the Thramann Entities while the Merger Agreement is still pending.

The Bridge Notes amendments were reviewed and approved by a Auddia’s special committee of independent and disinterested directors (the “Special Committee”) and Audit Committee.

Warrant Exchange

On November 6, 2026, Auddia Inc. entered into warrant exchange agreements with certain holders of its outstanding warrants. Under the terms of the agreements, holders agreed to exchange each outstanding warrant for two shares of the Company's common stock in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

Pursuant to the agreements, an initial 580,023 warrants were exchanged for 1,160,045 shares of common stock. In addition, subject to obtaining the requisite stockholder approval under Nasdaq listing requirements, an additional 4,135,539 warrants would be exchanged for an additional 8,271,077 shares of common stock. Until stockholder approval is obtained, the remaining warrants will continue to be outstanding in accordance with their existing terms.

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

The faidr mobile App is available today through the iOS and Android App stores. The Discovr Radio platform was released on January 20, 2026, and fully launched with self-serve sign up and two tiers of monthly subscriptions in June of 2026.

Since the release of Discovr Radio, participating artists are seeing an average of 100 plays over radio per week, and the platform has delivered more than 550,000 total plays across all customers. In addition to plays and likes, faidr users have been engaging with artists through visits to artists pages and clicking on outbound links. As of November 11, 2026, artist pages are seeing an average 50% clickthrough rate, meaning half of all artist-page visits results in a user clicking to listen to the artist’s full library elsewhere, or following them on socials, or buying the artist’s merchandise, tickets, or music.

We have funded our operations with proceeds from the February 2021 IPO, Series A warrants exercised in July 2021 and common share issuance during June of 2023. We also obtained debt financing through a related party during November 2022 and April 2023, which was subsequently repaid in April 2024. In addition, we sold common shares during 2025 and 2024 pursuant to our equity line facility and issued preferred stock in our Series B and Series C issuances. Since our inception, we have incurred significant operating losses. In April 2026, we raised approximately $12.0 million before offering expenses of around $1.2 million. As of September 30, 2026, we had an accumulated deficit of $104,683,742. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and commercialization of one or more of our Apps. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of September 30, 2026, we had cash and cash equivalents of $6,024,316. During 2026 through September 30, 2026, we have secured approximately $12.9 million in additional financing in 2026. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. However, if we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

The proposed transaction is expected to close in the first quarter of 2027, subject to customary closing conditions, including approvals by the Auddia stockholders, the effectiveness of the S-4 registration statement to be filed with the SEC to register the shares of McCarthy Finney stock to be issued in connection with the merger, and the continued listing of the combined company’s common stock on Nasdaq.

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

Transaction Costs

During the three and nine months ended September 30, 2026, we incurred audit, accounting and legal costs in connection with the proposed business combination.

Restructuring

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

Results of operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations:

	Three Months Ended
	September 30, 2026	September 30, 2025	Change $	Change %
Revenue	$14,684	$–	14,684	0.0%

Operating expenses:
Direct cost of services	104,199	55,252	48,947	88.6%
Sales and marketing	469,225	143,762	325,463	226.4%
Research and development	408,118	317,626	90,492	28.5%
General and administrative	687,579	698,940	(11,361)	-1.6%
Transaction costs	271,934	472,072	(200,138)	-42.4%
Restructuring	–	334,360	(334,360)	-100.0%
Depreciation and amortization	259,953	357,946	(97,993)	-27.4%
Total operating expenses	2,201,008	2,379,958	(178,950)	-7.5%
Loss from operations	(2,186,324)	(2,379,958)	193,634	-8.1%

Other expense:
Interest income (expense)	73,067	(1,193)	74,260	-6224.6%
Total other expense	73,067	(1,193)	74,260	-6224.6%
Loss before Income taxes	(2,113,257)	(2,381,151)	267,894	-11.3%
Provision for Income taxes	–	–	–	0.0%
Net loss	$(2,113,257)	$(2,381,151)	267,894	-11.3%

Revenue

Total revenues for the three months ended September 30, 2026 and 2025 were $14,684 and $0. The increase was primarily related to a successful Discovr Radio platform pilot launch.

Direct cost of services

Direct cost of services increased by $48,947 or 89% to $104,199 for the three months ended September 30, 2026 compared to $55,252. The increase is attributable to higher hosting and contractor fees.

Sales and marketing

Sales and marketing expenses increased by $325,463 or 226% to $469,225 for the three months ended September 30, 2026 compared to $143,762 for the three months ended September 30, 2025. The increase in sales and marketing expenses was primarily attributed to increase in marketing and promotional activities and trade show expenses.

Research and development

Research and development expenses increased by $90,492 or 28% to $408,118 for the three months ended September 30, 2026 from $317,626 for the three months ended September 30, 2025 primarily due to launch of Discovr Radio Platform and launch of faidr 2.0.

General and administrative

General and administrative expenses remained relatively flat for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Transaction costs

Transaction expenses decreased by $200,138 or 42% to $271,934 for the three months ended September 30, 2026 compared to $472,072 for the three months ended September 30, 2025. The decrease is due to lower audit and legal expenses related to proposed reverse merger.

Restructuring costs

Restructuring expenses decreased by $334,360 or 100% for the three months ended September 30, 2026 compared to $334,360 for the three months ended September 30, 2025. There were no IT restructuring expenses incurred for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Depreciation and amortization

Depreciation and amortization expenses decreased by $97,993 or 27% to $259,953 for the three months ended September 30, 2026 compared to $357,946 for the three months ended September 30, 2025. The decrease is due to fully amortized capitalized cost and lower capitalized software costs.

Other income (expense), net

Total other income (expenses) increased by $74,260 or 6,224.6% to $73,067 for the three months ended September 30, 2026 compared to ($1,193) for the three months ended September 30, 2025 primarily due to increase in interest income on return on funds in money market account and accrued interest on related party notes.

Results of operations

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations:

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change $	Change %
Revenue	$22,268	$–	22,268	0.0%

Operating expenses:
Direct cost of services	225,310	169,388	55,922	33.0%
Sales and marketing	1,376,636	564,360	812,276	143.9%
Research and development	1,099,053	950,744	148,309	15.6%
General and administrative	2,885,910	2,059,273	826,637	40.1%
Transaction costs	1,176,664	472,072	704,592	149.3%
Restructuring	–	334,360	(334,360)	-100.0%
Depreciation and amortization	757,451	1,147,981	(390,530)	-34.0%
Total operating expenses	7,521,024	5,698,178	1,822,846	32.0%
Loss from operations	(7,498,756)	(5,698,178)	(1,800,578)	31.6%

Other expense:
Interest income (expense)	128,680	(4,191)	132,871	-3170.4%
Total other expense	128,680	(4,191)	132,871	-3170.4%
Loss before Income taxes	(7,370,076)	(5,702,369)	(1,667,707)	29.2%
Provision for Income taxes	–	–	–	0.0%
Net loss	$(7,370,076)	$(5,702,369)	(1,667,707)	29.2%

Revenue

Total revenues for the nine months ended September 30, 2026 and 2025 were $22,268 and $0. The increase was attributable to Discovr Radio platform subscriptions.

Direct cost of services

Direct cost of services increased by $55,922 or 33% to $225,310 for the nine months ended September 30, 2026 compared to $169,388. The increase is attributable to higher hosting and contractor fees.

Sales and marketing

Sales and marketing expenses increased by $812,276 or 144% to $1,376,636 for the nine months ended September 30, 2026 compared to $564,360 for the nine months ended September 30, 2025. The increase in sales and marketing expenses was primarily attributed to increase in marketing and promotional activities and trade show expenses.

Research and development

Research and development expenses increased by $148,309 or 16% to $1,099,053 for the nine months ended September 30, 2026 from $950,744 for the nine months ended September 30, 2025 primarily due to launch of Discovr Radio Platform and launch of faidr 2.0.

General and administrative

General and administrative expenses increased by $826,637 or 40% to $2,885,910 for the nine months ended September 30, 2026 compared to $2,059,273 for the nine months ended September 30, 2025. The increase was due to bonuses and corporate public market consulting.

Transaction costs

Transaction expenses increased by $704,592 or 149% to $1,176,664 for the nine months ended September 30, 2026 compared to $472,072 for the nine months ended September 30, 2025. The increase is due to audit and legal expenses related to proposed reverse merger.

Restructuring costs

Restructuring expenses decreased by $334,360 or 100% for the nine months ended September 30, 2026 compared to $334,360 for the nine months ended September 30, 2025. There were no IT restructuring expenses incurred for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Depreciation and amortization

Depreciation and amortization expenses decreased by $390,530 or 34% to $757,451 for the nine months ended September 30, 2026 compared to $1,147,981 for the nine months ended September 30, 2025. The decrease is due to fully amortized capitalized cost and lower capitalized software costs.

Other income (expense), net

Total other income (expenses) increased by $132,871 or 3,170% to $128,680 for the nine months ended September 30, 2026 compared to ($4,191) for the nine months ended September 30, 2025 primarily due to increase in interest income on return on funds in money market account and accrued interest on related party notes.

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

Going Concern

Our existing cash was $6,024,316 at September 30, 2026. We secured approximately $12.9 million in additional funding in 2026 through the date of this report, which will only be sufficient to fund our current operating plans into the second quarter of 2027. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Liquidity and capital resources

Sources of liquidity

We have incurred operating losses since our inception and have an accumulated deficit as a result of ongoing efforts to develop and commercialize our faidr and podcasting Apps. As of September 30, 2026, we had cash and cash equivalents of $6,024,316. We have working capital of approximately $5,601,721 as of September 30, 2026. We anticipate that operating losses and net cash used in operating activities will increase over the next 12 months as we continue to develop and market our products. We secured $12.9 million of financing during the nine months ended September 30, 2026 which will only be sufficient to fund our current operating plans into the second quarter of 2027.  We have based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

During the three and nine months ended September 30, 2026, the Company sold 0 and 98,043 shares, respectively under the Sales Agreement for proceeds of $0.9 million and currently has $0.0 million of unsold availability under the ATM facility.

During the year ended December 31, 2025, the Company issued 130,879 shares for aggregate proceeds of approximately $2.8 million under the ATM facility.

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

As of September 30, 2026, no Series B Preferred Stock remains outstanding.

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

As of September 30, 2026, no Series C Preferred Stock remains outstanding.

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

The Pre-Funded Warrants have an exercise price of $0.001 per share, which was pre-funded at closing, and no stated expiration date; they remain exercisable until exercised in full. The Common Warrants have an exercise price of $2.36 per share and expire earlier of (i) five years from the initial exercise date and (ii) the consummation of the Company’s pending merger with Thramann Holdings, LLC (the "Merger"). All 3,679,737 Pre-Funded Warrants were exercised by April 30, 2026 for an aggregate exercise price of $3,680; As of September 30, 2026, 1,000 common warrants were exercised at $2.36 with the proceeds of $2,359.

All 3,679,737 Pre-Funded Warrants were exercised in full as of September 30, 2026. Upon exercise, the Company received aggregate cash proceeds of $3,680 and reclassified $5,711,457 from the Pre-Funded Warrants equity account to common stock and additional paid-in capital. No Pre-Funded Warrants remain outstanding. This exercise activity does not affect the fair value classification or measurement of the Common Warrant liability.

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

The following table summarizes the statements of cash flows for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026	2025
Net cash provided by (used In):
Operating activities	$(6,916,748)	$(4,335,812)
Investing activities	(1,961,953)	(534,012)
Financing activities	11,716,032	4,890,671
Change In cash	$2,837,331	$20,847

Operating activities

Cash used in operating activities for the nine months ended September 30, 2026 was $6,916,748, primarily resulting from our net loss of ($7,370,076), change in working capital of $373,657 primarily related to a decrease in accounts payable and accrued liabilities, lease liability and prepaid assets, and non-cash charges of $757,451 related to depreciation and amortization, $45,326 in share based compensation expense and $24,208 in amortization of ROU. Cash used in operating activities for both periods consisted of personnel-related expenditures, marketing and promotion costs, and public company administrative support costs such as legal and other professional support services.

Investing activities

Cash flows used in investing activities for the nine months ended September 30, 2026 was $1,961,953, consisting primarily of $1,175,269 in loans to related parties, $796,349 capitalization of software development expenses and $10,138 patent expenses.

Financing activities

Cash flows generated in financing activities for the nine months ended September 30, 2026 was $11,716,032 primarily related to cash proceeds from the issuance of offering of prefunded warrant, Common warrant and Common stock partially offset by repayments to notes payable of $60,520 and offering costs of $1,117,723.

Funding Requirements

We historically have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $104,683,742 and $97,283,343 as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $6,024,316 and $3,186,985, respectively. Our cash is comprised primarily of demand deposit accounts and money market funds. We secured $12.9 million of financing during the nine months ended September 30, 2026 which will only be sufficient to fund our current operating plans into the second quarter of 2027.  We have based these estimates, however, on assumptions that may prove to be wrong. We will need additional funding to complete the development of our full product line and scale products with a demonstrated market fit. Management has plans to secure such additional funding. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate our technology development and commercialization efforts.

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

There have been no changes in internal control over financial reporting during the nine months ended September 30, 2026.

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

We did not repurchase any of our equity securities during the quarter ended September 30, 2026.

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

We did not repurchase any of our equity securities during the quarter ended September 30, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated or otherwise had in effect a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Quarterly Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith

1.1		At-The-Market Issuance Sales Agreement, dated August 22, 2025, by and between Auddia Inc. and Ascendiant Capital Markets, LLC.	8-K	08-22-2025	1.1
2.1		Agreement and Plan of Merger, dated as of February 17, by and among New Holdco, Inc., Auddia Merger Sub, Inc., Thramann Merger Sub LC, Auddia Inc. and Thramann Holdings, LLC	8-K	02-17-2026	2.1
2.2		Form of Plan of Conversion	8-K	02-22-2021	2.1
3.1		Certificate of Incorporation of the Company	8-K	02-22-2021	3.1
3.2		Certificate of Amendment to the Certificate of Incorporation of the Company dated February 23, 2024	8-K	02-27-2024	3.1
3.3		Certificate of Amendment to the Certificate of Incorporation of the Company dated March 27, 2025	8-K	04/01/2025	3.1
3.4		Certificate of Amendment to the Certificate of Incorporation of the Company dated March 30, 2026	8-K	4/02/2026	3.1
3.5		Series B Convertible Preferred Stock Certificate of Designations dated April 23, 2024	8-K	04-29-2024	3.1
3.6		Series C Convertible Preferred Stock Certificate of Designations dated June 30, 2025	8-K	06-30-2025	3.1
3.7		Bylaws of the Company	8-K	02-22-2021	3.2
3.8		Amendment to Bylaws dated September 6, 2024	8-K	09-12-2024	3.1
3.9		Form of Warrant after Conversion from an LLC to a Corporation	S-1/A	01-28-2020	3.5
3.10		Form of Merger Holding Company Special Preferred Stock Certificate of Designations	8-K	02-17-2026	3.1
4.1		Form of Common Stock Certificate	S-1/A	10-08-2020	4.1
4.2		Form of IPO Representative’s Common Stock Purchase Warrant	8-K	02-22-2021	4.1
4.3		Description of Securities	10-K	03-31-2021	4.3
4.4		Form of Merger Holding Company Senior Note	8-K	02-17-2026	4.1
4.5		Form of April 2026 Pre-funded Warrant	8-K	04-27-2026	4.1
4.6		Form of April 2026 Common Stock Warrant	8-K	04-27-2026	4.2
10.1	#	Form of Auddia Inc. 2020 Equity Incentive Plan	S-1/A	10-22-2020	10.3
10.2	**	Agreement with Major United States Broadcast Company	S-1/A	01-28-2020	10.8
10.3	#	First Amendment to 2020 Equity Incentive Plan	S-8	08-10-2021	99.2
10.4	#	Second Amendment to 2020 Equity Incentive Plan	10-K	03-05-2025	10.5
10.5	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.3
10.6	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan	S-8	08-10-2021	99.4
10.7	#	Form of Inducement Stock Option Grant Notice and Inducement Stock Option Agreement	S-8	08-10-2021	99.5
10.8	#	Clip Interactive, LLC 2013 Equity Incentive Plan	S-8	08-10-2021	99.6
10.9	#	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan	S-8	08-10-2021	99.7
10.10	#	Executive Officer Employment Agreement for Michael Lawless dated October 13, 2021	8-K	10-15-2021	10.1
10.11	#	Executive Officer Employment Agreement for Peter Shoebridge dated October 13, 2021	8-K	10-15-2021	10.2

Exhibit Number		Description of Document	Incorporated by reference from Form	Filing Date	Exhibit Number	Filed Herewith
10.12		Common Stock Warrant dated November 14, 2022	8-K	11-14-2022	10.2
10.13		Common Stock Warrant for 600,000 shares dated April 17, 2023	8-K	04-21-2023	10.2
10.14		Common Stock Warrant for 650,000 shares dated April 17, 2023	8-K	04-21-2023	10.3
10.15	#	Employment Agreement, effective as of November 27, 2023, between Auddia Inc. and John E. Mahoney	8-K	12-18-2023	10.1
10.16		Form of Common Stock Warrant dated April 23, 2024	8-K	04-29-2024	10.2
10.17		Form of Registration Rights Agreement dated April 23, 2024	8-K	04-29-2024	10.3
10.18		Common Stock Purchase Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-25-2024	10.1
10.19		Registration Rights Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	11-25-2024	10.2
10.20		Form of Securities Purchase Agreement dated June 30, 2025	8-K	06-30-2025	10.1
10.21		Form of Common Stock Warrant dated June 30, 2025	8-K	06-30-2025	10.2
10.22		Form of Registration Rights Agreement dated June 30, 2025	8-K	06-30-2025	10.4
10.23		Amendment 1, dated July 30, 2025, to Equity Line Common Stock Purchase Agreement, dated as of November 25, 2024, by and between White Lion Capital, LLC and Auddia Inc.	8-K	07-30-2025	10.1
10.24		Form of Exchange Agreement dated August 5, 2025	10-Q	08-08-2025	10.35
10.25	#	Employment Agreement, effective as of July 1, 2025, between Auddia Inc. and Jeffrey Thramann	8-K	09-12-2025	10.2
10.26		Form of Merger Support Agreement	8-K	02-17-2026	10.1
10.27		Form of Merger Lock-Up Agreement	8-K	02-17-2026	10.2
10.28		Form of Securities Purchase Agreement by and among the Registrant and Purchasers dated April 24, 2026	8-K	04-27-2026	10.1
10.29		Form of April 2026 Exchange Agreement	8-K	04-29-2026	10.1
10.30		Senior Unsecured Bridge Note of Thramann Holdings, LLC dated July 17, 2026	8-K	07-23-2026	10.1
10.31		Senior Unsecured Bridge Note of LT350, LLC dated July 17, 2026	8-K	07-23-2026	10.2
10.32		Senior Unsecured Bridge Note of Influence Healthcare, LLC dated July 17, 2026	8-K	07-23-2026	10.3
10.33		Senior Unsecured Bridge Note of Voyex, LLC dated July 17, 2026	8-K	07-23-2026	10.4
10.34		Amendment to Senior Unsecured Bridge Notes dated October 16, 2026	8-K	10-22-2026	10.1
10.35		Form of Warrant Exchange Agreement, dated November 6, 2026, by and between the Company and various Warrant Holders	8-K	11-06-2026	10.1
19.1		Insider Trading Policy	10-K	03-05-2025	19.1
31.1		Section 302 Certification by the Corporation’s Chief Executive Officer				X
31.2		Section 302 Certification by the Corporation’s Chief Financial Officer				X
32.1		Section 906 Certification by the Corporation’s Chief Executive Officer				X
32.2		Section 906 Certification by the Corporation’s Chief Financial Officer				X
97.1		Auddia Clawback Policy	10-K	04-01-2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

___________________________

#	Indicates management contract or compensatory plan.
**	Certain information contained in this Exhibit has been redacted and appears as “XXXXX” as the disclosure of same would be a disadvantage to the Registrant in the marketplace.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDDIA INC.

By:	/s/ Jeffrey Thramann
Jeffrey Thramann President, Chief Executive Officer, Director

By:	/s/ John Mahoney
John Mahoney Chief Financial Officer

Date: November 13, 2026

